Form 10QSB
period 2001-10-31
ENERGAS RESOURCES INC
filed 2002-12-10
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended October 31, 2001

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                            73-1620724
         (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                (Address of Principal Executive Office) Zip Code


                                 (405)-879-1752
                       ------------------ ---------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of October 31, 2002, the Company had 26,143,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    October 31       January 31
ASSETS                                                 2001             2001

Current Assets
         Cash                                      $    3,535      $    22,547
         Accounts receivable                            6,557           14,922
         Prepaid expenses                               5,115            2,419
                                                   ----------      -----------
                        Total Current Assets           15,207           39,888

Property and equipment, net                           512,155          545,476
                                                   ----------      -----------
                                                   $  527,362      $   585,364
                                                   ==========      ===========
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
                Accounts payable                   $   94,263      $   143,940
                Due to shareholder                     25,000           25,000
                Note payable                           50,000           50,000
                                                   ----------      -----------
                Total Current Liabilities             169,263          218,940
                                                   ----------      -----------
Long Term Debt
          Due to related party and shareholder        649,326        1,047,328
                                                   ----------      -----------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000 shares
authorized 26,143,001 and 22,459,153 shares
issued and outstanding                                 26,143           22,459
Additional paid in capital                          7,463,815        6,670,380
Deficit                                            (7,781,185)      (7,373,743)
                                                   ----------      -----------
                                                     (291,227)        (680,904)
                                                   ----------      -----------
                                                   $  527,362      $   585,364
                                                   ==========      ===========

                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



-----------------------------------------------------------------------------------------
                                Nine months ending October  Three months ending October
                                                       31,              31,
                                     2001            2000            2001         2000
-----------------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales         $     84,539   $    98,233      $   17,080   $    33,541
      Pipeline Revenue                11,746         8,459           3,871         4,002
                                      ------         -----           -----         -----

                                      96,285       106,692          20,951        37,543
                                      ------       -------          ------        ------

EXPENSES:
      Salaries and Benefits          227,788       207,467          78,443        75,621
      Depreciation &
      Depletion                       35,026        20,927           3,167         6,976
      Legal and accounting            67,066        41,914          52,439        24,176
      Rent                            35,325        40,921          10,665           392
      Business investigation
      costs                                -        39,099               -        38,653
      Oil and gas production          26,625        25,635          11,575         5,783
      Consulting                      31,983        19,549           7,377         7,247
      Office and General              49,322        28,357          13,489        10,701
      Travel and promotion            10,456        12,367           6,694         3,992
      Telephone                       14,039        14,479           4,324         4,955
      Regulatory fees                  3,805         2,782           1,297           962
      Pipeline costs
                                       2,292         2,533             750           750
                                       -----         -----             ---           ---

                                     503,727       456,030         190,220       180,208
                                     -------       -------         -------       -------

NET LOSS                       $   (407,442)  $  (349,338)   $ (169, 269)  $   (142,665)
                               =============  ============   ============= =============
EARNINGS (LOSS) PER SHARE       $      (.01)   $     (.01)      $    (.01)  $      (.01)
                                ============   ===========      ==========  ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                       23,864,884    22,133,588      25,629,223 22,153,478
-----------                       ==========    ========== =============== ==========





                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------
                                            Nine months ending October 31,
                                                2001           2000
--------------------------------------------------------------------------
OPERATIONS:
              Net Profit (Loss)               $ (407,424)     $ (349,338)
              Add: Depreciation & Depletion        35,026          20,927
              Change in non-cash working
              capital
              balances related to
              operations:                        (44,008)          52,225
--------------------------------------------------------------------------
                                                (416,424)        (276,186)
FINANCING: (For the period)
              Increase in advances from
              shareholder                       (398,002)         179,394
              Shares Issued
                                                  797,119          15,919
              Increase (Decrease) Notes
              Payable                                   -          86,816
--------------------------------------------------------------------------
                                                $ 399,117        $282,129

INVESTING:
              Purchase of Equipment               (1,705)         (4,542)
              Purchase Oil & Gas Property              -          (1,006)
--------------------------------------------------------------------------
                                                  (1,705)         (5,548)

INCREASE (DECREASE) IN CASH                      (19,012)            $395

CASH AT THE BEGINNING OF PERIOD                    22,547          2,152
-------------------------------------------------------------------------

CASH AT END OF PERIOD                              $3,535         $2,547
-------------------------------------------------------------------------

                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

Energas Resources Inc., incorporated in British Columbia, is a public company listed on the Canadian Venture Exchange.

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiary, A.T. Gas Gathering Systems, Inc. ("AT GAS"). In addition, the Company owns and operates a natural gas gathering system, located in Oklahoma, which serves the wells operated by the Company for delivery to a mainline transmission system. All of the Company's oil and gas properties are leased, with the exception of the natural gas gathering system. The majority of the Company's operations are maintained and occur through AT GAS. AT GAS is a company incorporated in the State of Oklahoma, U.S.A.

Although the Company has taken steps to verify title to resource properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements and title may be affected by undetected defects.

The Company is in the process of developing its petroleum and natural gas properties and as of October 31, 2001 had a working capital deficiency of $154,056 and incurred an operating loss of $407,442 for the nine months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended October 31, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended January 31, 2001 and 2000 included on Form 10-SB as filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

The consolidated financial statements do not give effect of any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AT GAS. All significant intercompany items have been eliminated in consolidation.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition - Oil and natural gas revenue is recognized at the time title is transferred to the customer. Pipeline revenue is earned as a gathering fee at the time the gas is gathered by the customer

Petroleum and natural gas properties - The Company employs the full cost method of accounting for petroleum and natural gas properties whereby all costs relating to exploration and development of reserves are capitalized. Such costs include land acquisition costs, geological and geophysical costs, costs of drilling both productive and non-productive wells and related overhead.

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the nine months ended October 31, 2001.

In applying the full-cost method, the Company performs a ceiling test to ensure that capitalized costs net of accumulated depletion do not exceed the estimated future net revenues from production of proven reserves. The carrying value of the properties is compared quarterly to estimated future net cash flows from production or proven reserves. The present value of future net revenues is estimated, using a 10% discount rate, of the future net revenue from proved reserves, based on current prices and costs, less estimated future development and production costs. In addition, the cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the costs being amortized is added to the present value of the future net revenues and this amount is adjusted for the related tax effects for the purposes of computing the ceiling.

Proceeds on disposal of properties are normally applied as a reduction of the capitalized costs without recognition of a gain or loss, unless such amounts would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case gain or loss would be recognized. Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.

Long-lived assets - The Company reviews its long-lived asset for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Equipment - Equipment is recorded at cost and depreciated on the declining balance basis at the following rates:

                              Computer equipment   30%
                              Truck                30%
                              Office equipment     20%
                              Computer software   100%


Pipeline is recorded at cost and depreciated using the straight line method over a period of 3 years.


                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)


2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental liabilities - The Company expenses or capitalizes environmental costs depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.


Financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable and amounts due to shareholder. Amounts due to shareholder and loan payable are interest free. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its other financial instruments and that their fair values approximate their carrying values, unless otherwise noted.

Foreign currency translation - Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since substantially all of its operations are in U.S. dollars. Financial statements of previous periods presented in Canadian dollars have been translated to US dollars as follows: at rates prevailing during the year for revenue and expense items; at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. The net effects of currency translations were not material in any period.

Earnings per share - The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity.

Stock-based compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Concentration - The Company sells all of its oil production and all of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Duke Energy. The Company believes that either or both of these customers can be replaced on a timely basis.

Cash and cash equivalents - For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                             ENERGAS RESOURCES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)



2. SIGNIFICANT ACCOUNTING POLICIES (continued)


Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future timing differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

Recent pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning February 1, 2000. The adoption of SFAS No. 133 is not expected to have any material impact on its financial position, results of operations or cash flows.








                      Prepared Without Audit by Management

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2001, as compared to the same period last year, are discussed below:

                                  Increase (I)
Item                           or Decrease (D)  Reason

Oil and Gas Sales                     D         Decline in oil and gas prices
Pipeline Revenue                      I         Increased  production resulted
                                                in   more   gas    transported
                                                through  the   Company's   gas
                                                gathering system.
Salaries and Benefits                 I         Temporary   staff   hired   to
                                                assist with  filings  with the
                                                Securities     and    Exchange
                                                Commission
Depreciation and Depletion            I         Adjustment   made  during  the
                                                current  nine-month  period to
                                                conform     the      Company's
                                                depletion  rate to its  proven
                                                oil and gas reserves.
Legal                                           and Accounting I Costs related
                                                to preparing the Company's
                                                Registration Statement on Form
                                                10-SB and additional auditing
                                                expense.
Rent                                            D Relocation of office to space
                                                with less expense lease.
Business Investigation Costs          D         Business  investigation  costs
                                                during the prior  period  2001
                                                related  to  the  unsuccessful
                                                attempt  to  acquire  oil  and
                                                gas  properties  from the G.M.
                                                Oil Company.
Consulting                            I         Consulting  expenses increased
                                                slightly   due  to   increased
                                                amounts  paid to a  consultant
                                                to be competitive  with market
                                                rates.
Office and General Expense            I         The  Company's   offices  were
                                                vandalized  in November  2000.
                                                Costs    increased    due   to
                                                required  repairs and cleaning
                                                subsequent   to  January   31,
                                                2001.
Travel and Promotion                  D         Less  travel to inspect  wells
                                                in Wyoming
Interest                                        Expense I Interest bearing debt
                                                was higher during the current
                                                period.

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2001:

      Cash on hand at January 1, 2001     $22,547
      Cash used in operations            (416,424)
      Payment of shareholder loans       (398,002)
      Sale of common stock                797,119
      Other                                (1,705)
                                        -----------

      Cash on hand at October 31, 2001  $   3,535
                                        =========

      As of October 31, 2001 the Company did not have sufficient funds to pay its liabilities of $818,589, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $349,326 by the Company as of October 31, 2001, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of October 31, 2001, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

                                     PART II


Changes in Securities and Use of Proceeds.

      During the three months ended October 31, 2001 the Company sold 399,288 shares of its common stock at a price of $.195 per share to one person and 500,000 shares of its common stock at a price of $.23 per share to another person.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the sale of these shares. All of these shares were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchasers acquired the shares for their own accounts. The certificates evidencing the shares bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. No underwriters were involved with the sale of the shares of common stock and no commission or other forms of remuneration were paid to any person in connection with the sale of these shares. All of these shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Submission of Matters to a Vote of Security Holders:

      On August 17, 2001 the Company held an Annual and Special Meeting of its shareholders.

      At the meeting the following matters were voted on and approved by the Company's shareholders.

1.    Election of Directors

      The following persons were elected directors:

                                                             Abstentions and
Name                    Votes For         Votes Against     Broker Non-Votes

George G. Shaw          11,474,441              -0-               3,950
G. Scott Shaw           11,468,441              -0-               9,950
David Young             11,474,441              -0-               3,950
James Attarian          11,474,441              -0-               3,950
Michael Dunn            11,474,441              -0-               3,950

2. Appointment of Bedford Curry & Co. to serve as the Company's independent auditors.

                                                 Abstentions and
      Votes For         Votes Against           Broker Non-Votes

      11,478,391              -0-                     -0-

3. Amendment to an Escrow Agreement so as to allow shares of the Company's common stock held by Energas Corporation and Energas Pipeline Co., Inc. to be released from Escrow over a period of time as opposed to being released upon the satisfaction of certain performance criteria.

                                                 Abstentions and
      Votes For         Votes Against           Broker Non-Votes

      4,018,705               4,450                  7,455,236

4. Extending to September 20, 2006 the expiration date of the agreement by which shares of the Company's common stock owned by Energas Corporation and Energas Pipeline Co., Inc. are held in escrow.

                                                 Abstentions and
      Votes For         Votes Against           Broker Non-Votes

      4,018,705               4,450                   7,455,236

5. Moving the Company's corporate domicile from British Columbia to Delaware.

                                                 Abstentions and
      Votes For         Votes Against           Broker Non-Votes

      11,478,391                -0-                   -0-

Controls and Procedures

      George Shaw, the Company's Chief Executive Officer and David W. Young, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw and Mr. Young there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

Exhibits and Reports on Form 8-K.

      No exhibits are filed with this report.

      The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2002.

                        ENERGAS RESOURCES, INC.

                                  By /s/ George G. Shaw
                                     -----------------------------------------
                                          George G. Shaw, President and Chief
                                       Executive Officer

                                  By /s/ David W. Young
                                     -----------------------------------------
                                     David W. Young, Chief Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Energas Resources, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George G. Shaw, President and Chief Executive Officer and David W. Young, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  December 6, 2002
                                  By:     /s/ George G. Shaw
                                         George G. Shaw, President and Chief
                                         Executive Officer

                                  By:     /s/ David W. Young
                                      ----------------------------------
                                    David W. Young, Chief Financial Officer

                                 CERTIFICATIONS

I, George Shaw, the President and Chief Executive Officer of Energas Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energas Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 6, 2002                          /s/ George Shaw
                                          ------------------------------
                                          George Shaw
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, David W. Young, the Chief Financial Officer of Energas Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energas Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 6, 2002                          /s/ David W. Young
                                          ------------------------------
                                          David W. Young
                                          Chief Financial Officer