Form 10QSB
period 2002-04-30
ENERGAS RESOURCES INC
filed 2002-12-11
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended April 30, 2002

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    73-1620724
        -------------------                  -------------------------------
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

                                 YES [X] NO [ ]


As of November 30, 2002, the Company had 26,143,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                April 30        January 31
ASSETS                                            2002             2002

Current Assets
        Cash                                    $    6,502       $     2,054
        Accounts receivable                          7,071             6,792
        Prepaid expenses                                 -               214
                                                ----------       -----------
                 Total Current Assets               13,573             9,060

Property and equipment, net                        451,293           505,258
Other assets                                         4,000             4,132
                                                     -----             -----
                                               $   468,866      $    518,450
                                               ===========      ============

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current
Liabilities
        Accounts Payable                       $   234,891      $    201,380
        Due to shareholder, including
        interest of $3,542                         730,260           374,860
        Note payable, including interest
        of $10,000                                  50,994            50,000
                                                    ------            ------

        Total Current Liabilities                1,016,145           626,240
                                                 ---------           -------
Long Term Debt
        Due to shareholder (less $2,312
         discount)                                       -           357,688
                                                 ---------           -------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000 shares
 authorized 26,143,001 shares issued and
 outstanding                                        26,143            26,143
Additional paid in capital                       7,621,777         7,621,777
Deficit                                         (8,195,199)       (8,113,398)
                                                 ---------         ---------
                                                  (547,279)         (465,478)
                                                 ---------         ---------
                                                $  468,866      $    518,450
                                                ==========      ============


Prepared without audit by management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                   Three months ending April 30,
                                                     2002             2001
--------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales                         $   20,153        $   37,355

      Pipeline Revenue                               3,761             3,791
                                                     -----             -----
                                                    23,914            41,146
                                                    ------            ------
EXPENSES:
      Salaries and Benefits                         49,470            73,633
      Depreciation & Depletion                       9,548            16,977
      Legal and accounting                          10,006            10,640
      Rent                                          12,403            10,993
      Oil and gas production                         6,798             5,705
      Consulting                                         -            12,106
      Office and General                             4,064            15,381
      Travel and promotion                           5,685             2,465
      Telephone                                      4,376             5,259
      Regulatory fees                                  444               333
      Pipeline costs                                   541               773
      Interest Expense                              13,284            14,083
                                                    ------            ------
                                                   116,619           168,348
                                                   -------           -------

Net loss before extraordinary item                ( 92,705)         (127,202)

Extraordinary item - Gain on Settlement of Debt     10,904                 -
                                                    ------           -------
NET LOSS                                       $   (81,801)     $   (127,202)
                                               ===========      ============

EARNINGS (LOSS) PER SHARE                      $     (.003)     $      (.003)
                                               ===========      ============

WEIGHTED AVERAGE SHARES OUTSTANDING             26,143,001        22,588,777
                                               ===========      ============




Prepared without audit by management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------
                                                  Three months
                                                 ending April 30
                                                   2002     2001
-------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                     $(81,801) $(127,202)
         Add: Depreciation & Depletion           11,992     28,048
         Change in non-cash working capital
         balances related to operations:         24,244    (76,861)
                                                -------   --------
                                                (45,565)  (176,015)

FINANCING: (For the period)

         Increase in advances from
         shareholder                              4,600     80,320
         Shares Issued                                -     74,506
         Increase (Decrease) Notes Payable          994      9,496
                                                -------    -------
                                                $ 5,594  $ 164,322

INVESTING:

         Purchase of Equipment                     (331)         -
         Oil and Gas Property Decrease           44,750          -
                                                -------    -------
                                                 44,419          -
                                                -------    -------
INCREASE (DECREASE) IN CASH                       4,448    (11,693)

CASH AT THE BEGINNING OF PERIOD                   2,054     22,547
                                               --------------------
                                               $  6,502  $  10,854
CASH AT END OF PERIOD


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

The Company is in the process of developing its petroleum and natural gas properties and as of April 30, 2002 had a working capital deficiency of $347,262 and incurred an operating loss of $79,289 for the three months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended April 30, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended January 31, 2002 and 2001 included on Form 10-K filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the three months ended April 30, 2002.

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

                             ENERGAS RESOURCES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(concluded)

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

                             ENERGAS RESOURCES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(concluded)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Reclassification - Certain prior period amounts have been reclassified to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATIONS

            Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2002, as compared to the same period last year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)  Reason

Oil and Gas Sales                D          Decline in the price
                                            of oil and gas and one of the
                                            Company's gas wells needed repairs
                                            and was not producing during
                                            February 2002.
Salaries and Benefits            D          Temporary staff was
                                            eliminated and the compensation paid
                                            to some employees was reduced.
Depreciation and Depletion       D          One of the Company's
                                            gas wells needed repairs and was not
                                            producing during February 2002.
Rent                             I          The Company needed more office
                                            space to store its records.
Consulting                       D          No consultants were needed during
                                            the current three month period.
Office and General Expense       D          Office expenses were reduced to
                                            conserve cash.
Travel and Promotion             I          Travel associated
                                            with repairing a water settlement
                                            pond for one of Company's oil wells
                                            in Wyoming and attempting to raise
                                            capital.

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2002:

      Cash used in operations                             $(45,565)
      Loans from shareholders and others                     5,594
      Purchase of equipment                                   (331)
      Sale of oil and gas property                          44,750
                                                        ----------

      Increase in cash on hand at April 30, 2002         $   4,448
                                                        ==========

      As of April 30, 2002 the Company did not have sufficient funds to pay its liabilities of $1,016,145, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $344,266 by the Company as of April 30, 2002, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of April 30, 2002, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

Exhibits and Reports on Form 8-K.

      No exhibits are filed with this report.

      The Company did not file any reports on Form 8-K during the three months ended April 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2002.

                        ENERGAS RESOURCES, INC.

                                  By /s/ George G. Shaw
                                     -----------------------------------------
                                         George G. Shaw, President and Chief
                                         Executive Officer

                                  By /s/ David W. Young
                                     -----------------------------------------
                                     David W. Young, Chief Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Energas Resources, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George
G. Shaw, President and Chief Executive Officer and David W. Young, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  December 10, 2002
                                  By: /s/ George G. Shaw
                                      ----------------------------------------
                                          George G. Shaw, President and Chief
                                          Executive Officer

                                  By: /s/ David W. Young
                                      ----------------------------------------
                                          David W. Young, Chief Financial
                                          Officer

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


December 10, 2002                         /s/ George Shaw
                                          ------------------------------
                                          George Shaw
                                          President and Chief Executive Officer

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


December 10, 2002                         /s/ David W. Young
                                          ------------------------------
                                          David W. Young
                                          Chief Financial Officer