Form 10QSB
period 2002-07-31
ENERGAS RESOURCES INC
filed 2002-12-11
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended July 31, 2002

                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      July 31    January 31
                                                        2002          2002

                   ASSETS

Current Assets
        Cash                                       $   14,307   $     2,054
        Accounts receivable                             5,471         6,792
        Prepaid expenses                                    -           214
                                                   ----------   -----------
                       Total Current Assets            19,778         9,060

Property and equipment, net                           486,493       505,258
Other assets                                            4,000         4,132
                                                   $  510,271   $   518,450
                                                   ==========   ===========
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts Payable                           $  250,281   $   201,380
        Due to shareholder, including interest
        of $3,542                                     767,659       374,860
        Note payable, including interest of
        $10,000                                        41,240        50,000
        Investor Advance (Note 3)                     138,000             -
                                                   ----------   -----------
                   Total Current Liabilities        1,197,180       626,240
                                                   ----------   -----------
Long Term Debt
        Due to shareholder, net of $2,312
        discount                                            -       357,688
                                                   ----------   -----------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000
shares authorized 26,143,001 shares issued
and outstanding                                        26,143        26,143
Additional paid in capital                          7,621,777     7,621,777
Deficit                                            (8,334,829)   (8,113,398)
                                                   ----------   -----------
                                                     (686,909)     (465,478)
                                                   $  510,271   $   518,450



                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



--------------------------------------------------------------------------------------
                                      Six months ending July 31,  Three months ending July 31,
                                          2002         2001        2002        2001
--------------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales               $   42,750 $    67,459  $   22,597  $    30,104

      Pipeline Revenue
                                           7,973       7,875       4,212        4,084
                                           ----- --    -----       -----        -----

                                          50,723      75,334      26,809       34,188
                                          ------      ------      ------       ------

EXPENSES:
      Salaries and Benefits              129,151     149,345      79,681       75,712
      Depreciation & Depletion            19,096      31,859       9,548       14,882
      Legal and accounting                34,349      14,627      24,343        3,987
      Rent                                26,653      24,660      14,250       13,667
      Oil and gas production              11,626      15,055       4,828        9,350
      Consulting                               -      24,606           -       12,500
      Office and General                  15,622      38,011      11,558       22,630
      Travel and promotion                 9,032       3,762       3,347        1,297
      Telephone                            9,555       9,715       5,179        4,456
      Regulatory fees                      2,464       2,508       2,020        2,175
      Pipeline costs                       1,355       1,542         814          769
      Interest Expense                    24,155      28,166      10,871       14,083
                                          ------      ------      ------       ------
                                         283,058     343,856     166,439      175,508
                                         -------     -------     -------      -------

Net loss before extraordinary item      (232,335)    (268,522)   (139,630)    (141,320)

Gain on settlement of debt                10,904           -           -            -
                                          ------     -------     -------      -------
                                                         $           $           $
NET LOSS                            $  (221,341)   (268,522)   (139,630)    (141,320)
                                    ============   =========   =========    =========
EARNINGS (LOSS) PER SHARE             $    (.01)  $    (.01)  $    (.01)  $     (.01)
                                      ==========  ==========  ==========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING   26,143,001  22,908,333  26,143,001   23,335,040
                                      ==========  ==========  ==========   ==========








                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------
                                                Six months ending
                                                     July 31
                                                   2002     2001
-------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                   $ (221,431) $ (268,522)
         Add: Depreciation & Depletion           21,540      54,002
         Change in non-cash working capital
         balances related to operations:         50,436     (73,159)
-------------------------------------------------------------------
                                               (149,455)   (287,679)
FINANCING: (For the period)

         Increase in advances from
         shareholder & investor                 170,799  (289,320)
         Shares Issued
                                                      -   604,095
         Increase (Decrease) Notes Payable       (8,760)        -
-------------------------------------------------------------------
                                                162,039   314,775
INVESTING:

         Purchase of Equipment                     (331)   (3,483)
         Purchase Oil & Gas Property                  -         -
-------------------------------------------------------------------
                                                   (331)  ($3,483)

INCREASE (DECREASE) IN CASH                      12,253   $23,613

CASH AT THE BEGINNING OF PERIOD                   2,054    22,547
-------------------------------------------------------------------

CASH AT END OF PERIOD                           $14,307    $46,160
===================================================================






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

The Company is in the process of developing its petroleum and natural gas properties and as of July 31, 2002 had a working capital deficiency of $472,828 and incurred an operating loss of $208,048 for the sixth months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended July 31, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended January 31, 2002 and 2001 included on Form 10-K as filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the six months ended July 31, 2002.

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


3.  INVESTOR ADVANCE


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


During the quarter ended July 31, 2002 the Company received payments of $138,000 from an unrelated party for a 12% interest in the Rusty Creek Prospect. The Company decided not to drill the Rusty Creek Prospect and has an agreement with the unrelated party to hold the funds as advanced payments on interest in future prospects.

Reclassification - Certain prior period amounts have been reclassified to conform to current period presentation.







                      Prepared Without Audit by Management

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2002, as compared to the same period last year, are discussed below:
                             Increase (I)
Item                       or Decrease (D)    Reason

Oil and Gas Sales                   D         Decline in the price of oil and
                                              gas and one of the Company's
                                              gas wells needed repairs and
                                              was not producing during
                                              February 2002.
Salaries and Benefits               D         Temporary staff was
                                              eliminated and the compensation
                                              paid to some employees was
                                              reduced.
Depreciation and Depletion          D         One of the Company's gas wells
                                              needed repairs and was not
                                              producing during February 2002.
Legal and Accounting                I         Costs associated
                                              with amending the Company's
                                              registration statement on Form
                                              10-SB.
Oil and Gas Production Expense      D         Expenses were higher in the prior
                                              period due to workovers on some of
                                              the Company's wells. No workovers
                                              were required during the six
                                              months ended July 31, 2002.
Consulting                          D         No consultants were needed
                                              during the current six month
                                              period.
Office and General Expense          D         Office expenses were reduced to
                                              conserve cash.
Travel and Promotion                I         Travel associated with
                                              repairing a water settlement
                                              pond for one of the  Company's
                                              oil wells in Wyoming and
                                              attempting to raise capital.

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2002:

      Cash used in operations                         $(149,455)
      Loans from shareholder                            170,799
      Reduction of Notes Payable                         (8,760)
      Other                                                (331)
                                                     ----------

      Increase in cash on hand at July 31, 2002      $   12,253
                                                     ==========

      As of July 31, 2002 the Company did not have sufficient funds to pay its liabilities of $1,197,180, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $382,659 by the Company as of July 31, 2002, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of July 31, 2002, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.


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

Exhibits and Reports on Form 8-K.

      No exhibits are filed with this report.

      The Company did not file any reports on Form 8-K during the six months ended July 31, 2002.

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

                        ENERGAS RESOURCES, INC.

                                  By /s/ George G. Shaw
                                     -----------------------------------------
                                          George G. Shaw, President and Chief
                                          Executive Officer

                                  By /s/ David W. Young
                                     -----------------------------------------
                                         David W. Young, Chief Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Energas Resources, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George
G. Shaw, President and Chief Executive Officer and David W. Young, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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