Form 10QSB
period 2002-10-31
ENERGAS RESOURCES INC
filed 2003-01-02
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 73-1620724
        -------------------                  --------------------------------
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

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      Oct. 31    January 31
                                                        2002          2002

                   ASSETS

Current Assets
        Cash                                       $    7,370   $     2,054
        Accounts receivable                             5,211         6,792
        Prepaid expenses                                    -           214
                                                   ----------   -----------
                       Total Current Assets            12,581         9,060

Property and equipment, net                           477,956       505,258
Other assets                                                -         4,132
                                                   $  490,537  $    518,450
                                                   ==========  ============

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts Payable                           $  268,669  $    201,380
        Due to shareholder                            505,275       374,860
        Note payable                                   36,292        50,000
        Investor Advance (Note 3)                     138,000             -
                                                   ----------  ------------

                   Total Current Liabilities          948,236       626,240
                                                   ----------  ------------

Long Term Debt
        Due to shareholder                            360,000       357,688
                                                   ----------  ------------

SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000
Shares authorized 26,143,001 shares issued
and outstanding                                        26,143        26,143
Additional paid in capital                          7,621,777     7,621,777
Deficit                                            (8,465,619)   (8,113,398)
                                                   ----------  ------------
                                                     (817,699)     (465,478)
                                                   $  490,537  $    518,450

                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



----------------------------------------------------------------------------------------------
                                     Nine months ending Oct. 31,  Three months ending Oct., 31
                                          2002         2001        2002          2001
----------------------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales               $   68,529 $    84,539  $   25,779  $    17,080

      Pipeline Revenue
                                          11,925      11,746       3,952        3,871
                                          ------ --   ------       -----        -----
                                          80,454      96,285      29,731       20,951
                                          ------      ------      ------       ------

EXPENSES:
      Salaries and Benefits              203,422     227,788      74,271       78,443
      Depreciation & Depletion            28,644      35,026       9,548        3,167
      Legal and accounting                52,516      67,066      18,167       52,439
      Rent                                38,053      35,325      11,400       10,665
      Business investigation costs         4,000           -       4,000            -
      Oil and gas production              18,846      26,625       7,220       11,575
      Consulting                          17,682      31,983      17,682        7,377
      Office and General                  24,220      53,283       8,598       15,272
      Travel and promotion                12,112      10,456       3,080        6,694
      Telephone                           13,653      14,039       4,098        4,324
      Regulatory fees                      3,327       3,805         863        1,297
      Pipeline costs
                                           2,105       2,292         750          750
      Interest Expense
                                          24,999      42,249         844        9,982
                                          ------      ------         ---        -----

                                         443,579     549,937     160,521      201,985
                                         -------     -------     -------      -------

Net loss before extraordinary item      (363,125)   (453,652)   (130,790)    (181,034)

Gain on settlement of debt                10,904           -           -            -
                                          ------     -------    --------     --------

NET LOSS                            $   (352,221) $ (453,652) $ (130,790)  $ (181,034)
                                    ============   =========   =========    =========
EARNINGS (LOSS) PER SHARE             $     (.01) $     (.02) $     (.01)  $     (.01)
                                      ==========  ==========  ==========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING   26,143,001  23,864,884  26,143,001   25,629,223
                                      ==========  ==========  ==========   ==========


                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------
                                               Nine months ending
                                                   October 31
                                                   2002     2001
-------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                     $(352,221) $(453,652)
         Add: Depreciation & Depletion,
         Amortization                             35,088     68,934
         Change in non-cash working capital
         balances related to operations:          69,084    (31,706)
-------------------------------------------------------------------
                                                (248,049)  (416,424)

FINANCING: (For the period)

         Increase in advances from
         shareholder & investor                 268,415  (398,002)
         Shares Issued
                                                      -    797,119
         Increase (Decrease) Notes Payable      (13,708)         -
-------------------------------------------------------------------
                                                254,707    399,117

INVESTING:

         Purchase of Equipment                  (1,342)    (1,705)
         Purchase Oil & Gas Property                 -          -
-------------------------------------------------------------------
                                                (1,342)    (1,705)

INCREASE (DECREASE) IN CASH                       5,316   (19,012)

CASH AT THE BEGINNING OF PERIOD                   2,054     22,547
-------------------------------------------------------------------
CASH AT END OF PERIOD                            $7,370    $ 3,535
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

The Company is in the process of developing its petroleum and natural gas properties and as of October 31, 2002 had a working capital deficiency of $ 935,655 and incurred an operating loss of $(352,221) for the nine months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended October 31, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

                                        4
                      Prepared Without Audit by Management

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the nine months ended October 31, 2002.

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



                                        5
                      Prepared Without Audit by Management

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

                                        6
                      Prepared Without Audit by Management

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


































                                        7
                      Prepared Without Audit by Management

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2002, as compared to the same period last year, are discussed below:
                              Increase (I)
Item                        or Decrease (D)    Reason

Oil and Gas Sales               D             Decline in the
                                              price of oil and gas and one of
                                              the Company's gas wells needed
                                              repairs and was not producing
                                              during February 2002.
Salaries and Benefits           D             Temporary staff was
                                              eliminated and the compensation
                                              paid to some employees was
                                              reduced.
Depreciation and Depletion      D             One of the Company's gas wells
                                              needed repairs and was not
                                              producing during February 2002.
Legal and Accounting            D             Less costs associated with
                                              amending the Company's
                                              registration statement on
                                              Form 10-SB.
Oil and Gas Production Expense  D             Expenses were higher in the prior
                                              period due to workovers on some of
                                              the Company's wells. No workovers
                                              were required during the nine
                                              months ended October 31, 2002.
Consulting                      D             Fewer consultants were needed
                                              during the current nine month
                                              period.
Office and General Expense      D             Office expenses were reduced to
                                              conserve cash.
Travel and Promotion            I             Travel associated with repairing a
                                              water settlement pond for one of
                                              the Company's oil wells in Wyoming
                                              and attempting to raise capital.
Interest                        D             Settlement of debt since October
                                              2001 resulted in less interest
                                              expense during the current nine
                                              month period.

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2002:

      Cash used in operations                            $(248,049)
      Loans from shareholder and investor                  268,415
      Reduction of Notes Payable                           (13,708)
      Other                                                 (1,342)
                                                        ----------

      Increase in cash on hand at October 31, 2002      $    5,316
                                                        ==========

      As of October 31, 2002 the Company did not have sufficient funds to pay its liabilities of $1,308,236, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $490,483 by the Company as of October 31, 2002, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of October 31, 2002, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.


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

Exhibits and Reports on Form 8-K.

      No exhibits are filed with this report.

      The Company did not file any reports on Form 8-K during the nine months ended October 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 27, 2002.

                        ENERGAS RESOURCES, INC.

                                  By  /s/ George G. Shaw
                                      --------------------------------------
                                          George G. Shaw, President and Chief
                                          Executive Officer

                                  By  /s/ David W. Young
                                     -----------------------------------------
                                     David W. Young, Chief Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Energas Resources, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George G. Shaw, President and Chief Executive Officer and David W. Young, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  December 27, 2002

                                  By:     /s/ George G. Shaw
                                         -------------------------------------
                                         George G. Shaw, President and Chief
                                         Executive Officer


                                  By:    /s/ David W. Young
                                        --------------------------------------
                                        David W. Young, Chief Financial Officer

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


December 27, 2002                         /s/ George Shaw
                                          ------------------------------
                                          George Shaw
                                          President and Chief Executive Officer

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


December 27, 2002                         /s/ David W. Young
                                          ------------------------------
                                          David W. Young
                                          Chief Financial Officer