Form 10KSB
period 2003-01-31
ENERGAS RESOURCES INC
filed 2003-05-15
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2003
                                             OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                 (Name of Small Business Issuer in its charter)

                Delaware                                    73-1620724
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                   73105
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

                                            X          __
                                           YES         NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2003 were $142,743.

The aggregate market value of the voting stock held by non-affiliates of the Company, (16,112,315 shares) based upon the closing price of the Company's common stock on May 14, 2003 was approximately $4,028,000.

Documents incorporated by reference:      None

As of May 14, 2003 the Company had 26,143,001 issued and outstanding shares of common stock.

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

ITEM 1.  DESCRIPTION  OF  BUSINESS

     Energas Resources, Inc. was incorporated under the laws of British Columbia, Canada on November 2, 1989 and on August 20, 2001 the Company became domesticated and incorporated in Delaware.

     The Company is involved in the exploration and development of oil and gas. The Company's activities are primarily dependent upon available financial resources to fund the costs of drilling and completing wells. The Company conducts its oil and gas exploration and production activities through its wholly-owned subsidiary, A.T. Gas Gathering Systems, Inc.

     The Company also owns and operates a natural gas gathering system that serves the wells operated by the Company for delivery to a mainline transmission system. This system is located in Atoka County, Oklahoma and consists of four miles of pipeline and is connected to four wells that supply natural gas.

     As of May 14, 2003 the Company owned interests in six Gross (2.395 Net) Wells, all of which were operated by the Company.

     With the exception of the Company's natural gas gathering system, all of the Company's oil and gas properties are leased.

     The Company's corporate offices are located at 800 Northeast 63rd Street, Third Floor, Oklahoma City, Oklahoma 73105 and its telephone number is (405) 879-1752.

PRINCIPAL AREAS OF OPERATION

     The Company principally operates in the Arkoma Basin in Oklahoma and the Powder River Basin in Wyoming.

     As of May 14, 2003 the Company had four gas wells in the Arkoma Basin which were producing approximately 255 Mcf of gas per day. At May 14, 2003, approximately 95% of the Company's Proved Developed Reserves were attributable to the Arkoma Basin.

     The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of May 14, 2003 the Company's two wells in the Rusty Creek Prospect were shut in due to workover operations, but were capable of producing approximately ten barrels of crude oil per day. At May 14, 2003, approximately 5% of the Company's Proved Developed Reserves were attributable to the Powder River Basin.

         PROSPECT ORIGINATION

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

NATURAL GAS GATHERING SYSTEM

     The Company owns a pipeline gathering system that serves the wells operated by the Company in Atoka County, Oklahoma. The gathering system has a design capacity of 8,000,000 cubic feet per day. The pipeline system was placed in service and received the first delivery of natural gas in November 1988. The gathering system is operated by an affiliate of the Company, Energas Pipeline Company that is owned by George G. Shaw, an executive officer and a Director of the Company. The natural gas is gathered under a five-year contract (with annual one-year renewals) and is currently purchased by Duke Energy Field Services, Inc. The Company, as opposed to Energas Pipeline Company, is responsible for all costs of operating the gathering system. Energas Pipeline Company purchases the produced natural gas at the wellhead at a price that is $.49/mcf less than the price paid by Duke Energy Field Services, Inc. Energas Pipeline then pays the Company $.17/mcf as a fee for the use of its gathering system.

      During the years ended January 31, 2003 and 2002:

     o Energas Pipeline Company received $14,428 and $13,765, respectively, for its gathering services,

     o the Company received revenues of $15,808 and $15,542 respectively, from its gathering system, and

     o the Company incurred direct pipeline costs of $20,793 and $3,292 respectively.

     During the years indicated, natural gas deliveries throughout the pipeline system were :

      Year Ended                    Gas Delivered (Mcf)

      January 31, 2001                    90,377
      January 31, 2002                    94,433
      January 31, 2003                    92,986

     The pipeline gathering system consists approximately of five miles of pipe. The pipeline system receives natural gas from the Company's four gas wells in the Arkoma Basin.

     The Company does not gather or transport natural gas other than by means of its gathering system.

GOVERNMENT REGULATION

     Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which the Company operated impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

     Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

     Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Company's natural gas properties is sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation is not affected by the Decontrol Act.

     The Company's sales of natural gas will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. The Company does not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

     As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counter parties. The Company believes these changes generally have improved the access to markets for natural gas while, at the same time, substantially increasing competition in the natural gas marketplace. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt or what effect subsequent regulations may have on production and marketing of natural gas from the Company's properties.

     In the past, Congress has been very active in the area of natural gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the natural gas industry. Thus, in addition to "first sales" deregulation, Congress also repealed incremental pricing requirements and natural gas use restraints previously applicable. There are other legislative proposals pending in the Federal and State legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, these proposals might have on the production and marketing of natural gas by the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue or what the ultimate effect will be on the production and marketing of natural gas by the Company cannot be predicted.

     The Company's sales of oil and natural gas liquids are not regulated and are at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry. The Company is not able to predict with certainty what effect, if any, these relatively new federal regulations or the periodic review of the index by the FERC will have on the Company.

     Federal, state, and local agencies have promulgated extensive rules and regulations applicable to the Company's oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from the Company's properties. The federal and state regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, the Company is unable to predict the future cost or impact of complying with those laws.

COMPETITION AND MARKETING

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

     Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. The Company depends upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect the Company's ability expeditiously to drill, complete, recomplete and work-over its wells. However, the Company has not experienced and does not anticipate difficulty in obtaining supplies, materials, drilling rigs, equipment or tools.

     The Company does not refine or otherwise process crude oil and condensate production. Substantially all of the crude oil and condensate production of the Company's wells are sold at posted prices under short-term contracts, which is customary in the industry.

     The Company's gas production is currently sold to Duke Energy Field Services, Inc.

     The market for oil and gas is dependent upon a number of factors beyond the Company's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both.
Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Such imports may adversely affect the market for domestic natural gas.

     Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas produced and sold from the Company's wells.

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

DRILLING ACTIVITIES

     During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                             Year Ended January 31,
                                 2001                 2002             2003
                           Gross     Net      Gross     Net     Gross    Net
Exploratory Wells (1):
  Productive:
   Oil                      --       --         --      --         --     --
   Gas                      --       --         --      --         --     --
  Nonproductive             --       --         --      --         --     --

Development Wells (1):
  Productive:
   Oil                      --       --         --      --         --     --
   Gas                      --       --         --      --         --     --
  Nonproductive              1      0.5         --      --         --     --

Total Wells (1):
  Productive:
   Oil                      --       --         --      --         --     --
   Gas                      --       --         --      --         --     --
  Nonproductive              1      0.5         --      --         --     --


(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

     In May 2003, the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. If the wells are capable of producing natural gas in commercial quantities the Company will receive approximately 5% of the production from the wells, before payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which are estimated to be $585,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the wells, before payment of the Company's share of operating expenses.

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

EMPLOYEES

     At May 14, 2003, the Company employed nine people in its Oklahoma City office whose functions were associated with management, engineering, geology, land and legal, accounting, financial planning and administration. In addition, two part-time employees were responsible for the supervision and operation of the Company's field activities and providing well services.

ITEM 2.  DESCRIPTION OF PROPERTY

     The following table sets forth, at January 31, 2003, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:



                                Productive Wells (1)    Developed Acreage     Undeveloped Acreage (2)
                                Gross          Net      Gross         Net        Gross         Net
                                -----         -----     -----        -----       -----        -----

Oklahoma (Arkoma Basin)            4           2.11     1,920      1,012.8          --           --
Wyoming (Powder River Basin)       2           .285        80         36.8    15,132.6     14,652.4

Totals                             6          2.395     2,000      1,049.6    15,132.6     14,652.4



(1)  The wells in Oklahoma are gas wells and the wells in Wyoming are oil wells.
(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

     The following table shows, as of January 31, 2003 the status of Company's gross developed and undeveloped acreage.

      Gross Acreage           Held by Production     Not Held by Production

      Oklahoma                       1,920                      --
      Wyoming                          640                14,572.6

     Acres Held By Production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the lease acreage. At the time oil or gas is produced from wells drilled on the leased acreage the lease is considered to be Held By Production.

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

     The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:


                                                 Year Ended January 31,
Production Data:                            2001         2002          2003

Production - Oil (Bbls)                     473            498          403
Gas (Mcf)                                31,199         29,234       30,683
Average sales price -
Oil (Bbls)                              $ 27.34         $19.65       $26.08
Gas (Mcf)                               $  4.09        $  3.24      $  3.44
Average production
    costs per BOE                       $  4.97        $  2.93      $  4.79

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

                                                   January 31,
                                   2001                 2002              2003
                              Oil      Gas         Oil    Gas       Oil      Gas
                            (Bbls)    (Mcf)       (Bbls) (Mcf)    (Bbls)   (Mcf)

Proved reserves             8,909    730,441     6,842  713,262   3,761  597,773
Estimated future net cash
  flows from proved oil and
    gas reserves                $1,519,467         $1,338,106       $2,147,220

Present value of future net
  cash flows from proved
  oil and gas reserves           $525,211           $493,982         $891,410

     As of May 14, 2003 the Company's wells in the Arkoma Basin accounted for approximately 95% of the Company's total oil and gas reserves and approximately 96% of the present value of the Company's future net cash flow from its oil and gas reserves.

     The Company's Proved Developed Reserves include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Proved Developed Reserves.

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

     In September 2000, the Company relocated its offices to 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The 4,800 square feet of office space is occupied under an unwritten lease, on a month-to-month basis, requiring rental payments of $3,800 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any pending legal proceedings.

     James Attarian, a director and principal shareholder of the Company, has advised the Company that in his opinion the Company owes Mr. Attarian and several companies controlled by Mr. Attarian $300,000 to $400,000 more than the $360,000 in loans which the Company has recorded as loans to Mr. Attarian and his affiliates. Dr. Attarian has indicated that his claims in this regard represent amounts paid by Dr. Attarian and his affiliates for shares of the Company's stock and the drilling costs of unproductive oil and gas wells. The Company does not believe it owes any material amount to Dr. Attarian and his affiliated entities over and above the $360,000 which is reflected on the Company's balance sheet at January 31, 2003 as Due to Related Parties and Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Prior to May 7, 2003 the Company's common stock was traded listed on the Toronto Venture Exchange under the symbol EEG. On March 3, 2003 the Company's common stock was listed on the OTC Bulletin Board under the symbol EGSR. The following table sets forth the high and low sale prices of the Company's common stock in U.S. currency during the periods presented as reported by the Toronto Venture Exchange. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.


                                              Closing Sale Price
                                                 Common Stock
            Quarter Ended                    High           Low

            April 30, 2001                   $0.19          $0.12
            July 31, 2001                    $0.25          $0.12
            October 31, 2001                 $0.25          $0.12
            January 31, 2002                 $0.16          $0.03

            April 30, 2002                   $0.07          $0.04
            July 31, 2002                    $0.13          $0.03
            October 31, 2002                 $0.13          $0.03
            January 31, 2003                $ 0.11         $ 0.05

     On May 14, 2003, there were approximately 870 holders of the Company's common stock.

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

                                           Year Ended January 31,
Production Data:                     2001           2002           2003

Production - Oil (Bbls)               473             498           403
Gas (Mcf)                          31,199          29,234        30,683
Average sales price -
   Oil (Bbls)                     $ 27.34         $ 19.65       $ 26.08
Gas (Mcf)                         $  4.09         $  3.24       $  3.44
Average production
    costs per BOE                 $  4.97         $  2.93       $  4.79

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

YEAR ENDED JANUARY 31, 2003

     Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2003, as compared to the same period last year, are discussed below:

                           Increase (I)
Item                    or Decrease (D)   Reason

Oil and Gas Sales               I         Increase in the price of oil and gas.
Salaries and Benefits           D         Temporary staff was eliminated and the
                                          compensation paid to some employees
                                          was reduced.
Legal and Accounting            D         Less costs associated with amending
                                          the Company's registration statement
                                          on Form 10-SB.
Rent                            I         Off-site space was used for part of
                                          the year to store some of the
                                          Company's records and equipment,
                                          plus rent due in the prior year was
                                          paid in the current year.
Office and General Expense      D         Office expenses were reduced to
                                          conserve cash.
Pipeline Costs                  I         Duke Energy increased the charges for
                                          transporting gas through its pipeline.
Interest                        D         Settlement of debt since October 2001
                                          resulted in less interest expense
                                          during the current year.

YEAR ENDED JANUARY 31, 2002

     Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2002, as compared to the same period last year, are discussed below:

                                  Increase (I)
Item                          or Decrease (D)   Reason

Oil and Gas Sales                     D         Decline in oil and gas prices.
Pipeline Revenue                      I         Increased production resulted in
                                                more gas transported through the
                                                Company's gas gathering system.
Salaries and Benefits                 I         Temporary staff hired to assist
                                                with filings with the Securities
                                                and Exchange Commission.
Depreciation and Depletion            I         Adjustment made during the
                                                current nine-month period to
                                                conform the Company's depletion
                                                rate to its proven oil and gas
                                                reserves.
Legal and Accounting                  I         Costs related to preparing the
                                                Company's Registration Statement
                                                on Form 10-SB and additional
                                                auditing expense.
Rent                                  D         Relocation of office to space
                                                with less expense lease.
Business Investigation Costs          D         Business investigation costs
                                                during the prior period 2001
                                                related to the unsuccessful
                                                attempt to acquire oil and gas
                                                properties from the G.M. Oil
                                                Company.
Consulting                            I         Consulting expenses increased
                                                slightly due to increased
                                                amounts paid to a consultant to
                                               be competitive with market rates.
Office and General Expense            I         The Company's offices were
                                                vandalized in November 2000.
                                                Costs increased due to required
                                                repairs and cleaning subsequent
                                                to January 31, 2001.
Travel and Promotion                  D         Less travel to inspect wells in
                                                Wyoming.
Interest Expense                      I         Interest bearing debt was higher
                                                during the current period.

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

     The Company's results of operations are somewhat seasonal due to seasonal fluctuations in the sales prices for natural gas. Although in recent years crude oil prices have been generally higher in the third and fourth fiscal quarters, these fluctuations are not believed to be seasonal. Natural gas prices have been generally higher in the fourth fiscal quarter.

CAPITAL RESOURCES AND LIQUIDITY

     The  following is an  explanation  of the  Company's  material  sources and
(uses) of cash during the year ended January 31, 2003:

      Cash on hand at February 1, 2002                     $     2,054
      Cash used in operations                                 (364,535)
      Loans from shareholder, related parties and investor     440,544
      Reduction of notes payable                               (25,458)
      Other                                                    (31,222)

      Cash on hand at January 31, 2003                          21,383

     The  following is an  explanation  of the  Company's  material  sources and
(uses) of cash during the year ended January 31, 2002:

      Cash on hand at February 1, 2001               $22,547
      Cash used in operations                       (491,565)
      Payment of shareholder loans                  (120,644)
      Sale of common stock and warrants              580,295
      Other                                           11,422

      Cash on hand at January 31, 2002              $  2,054

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

     During the years ended January 31, 2003 and 2002, the Company did not spend any amounts on oil and gas exploration and did not acquire any oil or gas properties. The lack of capital expenditures during the years ended January 31, 2003 and 2002 was primarily the result of the Company's inability to conduct exploration activities during these periods due to a lack of funds.

     As of May 14, 2003, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

     As of January 31, 2003 the Company had outstanding loans to officers, directors and others of approximately $1,042,000. See Item 12 of this report for information concerning these loans. As of this same date the Company did not have sufficient funds to pay these liabilites. The Company plans to repay these loans from the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available, or from the proceeds received from the sale of the Company's capital stock. Mr. Shaw, to whom the Company owed approximately $493,500 as of January 31, 2003, has advised the Company that he will not look for repayment of the amounts owed to him by the Company prior to December 31, 2003. The other lenders may at any time file a lawsuit to enforce the collection of the amounts owed by the Company.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth information with respect to each of the Company's executive officers and directors as of May 14, 2003. The Company's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. The Company's executive officers are elected by our board of directors and serve at its discretion.

Name                         Age       Position

George G. Shaw               72        President and Chief Executive Officer and
                                       Chairman of the Board
G. Scott Shaw                32        Vice President, Secretary and a Director
David W. Young               53        Chief Financial Officer and a Director
James H. Attarian, M.D.      43        Director

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

     G. SCOTT SHAW is the Vice President and a director of the Company and has held these positions since August 1996. Mr. Shaw became the Company's Secretary in April 2003. Mr. Shaw graduated from Oklahoma State University in 1993 with a Bachelor of Science degree in Biology. Mr. Shaw is the son of George G. Shaw.

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

     As of November 30, 2002 George Shaw, David Young and Dr. Attarian were members of the Company's Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation during the years ended January 31, 2003, 2002 and 2001, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2003.

                                                                     Long-Term
                                                                   Compensation
                                                                      Awards
                                                                    Common Stock
                                Year Ended    Annual Compensation    Underlying
Name and Principal Position     January 31,  Salary (2)   Bonus (3)   Options

George G. Shaw                     2003     $33,000       --             --
   President and Chief
   Executive Officer               2002     $33,000       --             --
                                   2001     $33,000       --             --

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

     The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2004, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                   Proposed              Time to Be Devoted
Name                          Compensation            To Company's Business

George G. Shaw                    $60,000                      100%
G. Scott Shaw                     $42,000                      100%
David W. Young                   $  6,000                       10%

AGGREGATE OPTION GRANTS AND EXERCISES IN YEAR ENDED JANUARY 31, 2003 AND YEAR-END OPTION VALUES

     During the year ended January 31, 2003 the Company did not grant any stock options or warrants to its executive officers or directors. During the year ended January 31, 2003 none of the Company's officers or directors exercised any options or warrants. As of January 31, 2003 none of the Company's officers or directors held any options or options. Subsequent to January 31, 2003 the Company did not issue any options or warrants.

EMPLOYMENT AGREEMENTS AND KEYMAN INSURANCE

     The Company does not have any employment agreements with its officers or employees. The Company does not maintain any keyman insurance on the life or in the event of disability of any of its officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents, as of May 14, 2003, information related to the beneficial ownership of the Company's common stock of (i) each person who is known to us to be the beneficial owner of more than 5%, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the Company's executive officers and directors, except that George G. Shaw is the father of G. Scott Shaw. For purposes of the following table, the number of shares and percent of ownership of the Company's common stock that the named person beneficially owns includes shares of the Company's common stock that the person has the right to acquire on or before July 31, 2003 from exercise of stock options or otherwise.

                                                   Shares           Percent of
                                                Beneficially      Outstanding
Name and address                                   Owned              Shares

George G. Shaw
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105                  7,070,236 (1)             27%

James H. Attarian, M.D.
230 East Main Street
Mankato, Minnesota 56002-8674                  2,900,450 (2)           10.9%

G. Scott Shaw                                     60,000                  *
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

David W. Young                                        --                 --
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Clare LLC
401 South LaSalle, Suite 302
Chicago, Illinois 60605                        2,000,000               7.7%

Executive Officers and Directors as a group
 (four persons)                               10,030,686                39%

* The shares beneficially owned represent less than 1% of the outstanding shares.

(1) Includes (i) 2,444,916 shares held by Energas Corporation of which 1,759,680 of these shares are subject to a time-release escrow agreement, and (ii) 3,460,320 shares held by Energas Pipeline Co., Inc. are subject to a time-based escrow agreement and (iii) 1,585,000 shares of common stock held by Mr. Shaw. The shares held under the escrow agreements will be released from escrow in 12 six month installments commencing on March 21,

     2002 (initially four installments of 290,000 shares of common stock followed by eight installments of 580,000 shares of common stock). Mr. Shaw controls Energas Corporation and Energas Pipeline Co., Inc.

(2) The beneficially owned shares and the percentage include (i) 1,405,675 shares of common stock held by Mankato Investments LLC, (ii) 384,550 shares of common stock held by Jurassic Capital LLC, and (iii) 450,000 shares held by Dr. Attarian. Dr. Attarian controls Mankato Investments LLC and Jurassic Capital LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In February 1999 the Company borrowed $300,000 from Mankato Investments LLC to fund lease acquisitions and the exploration and development. The loan was due April 1, 2002 and beginning April 1, 2002 the loan bears interest at 12% per year. As of August 31, 2002 this loan was in default. As partial consideration for this loan, the Company issued warrants for the purchase of 60,000 shares of the Company's common stock at a price of $0.27 per share. These warrants were exercised in September 2000.

     During the year ended January 31, 2001, the Company received additional loans of $60,000 from Mankato Investments LLC. The loan proceeds were used for operating expenses. The loans are non-interest bearing, were due May 13, 2002 and are in default. As of May 14, 2003 Mankato Investments had not instituted proceedings to collect the amounts owed by the Company.

     In September 2000, the Company relocated its offices to the third floor, 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to Mr. Shaw, the owner of the building. During the years ended January 31, 2002 and 2001 the Company paid rent of $40,797 and $20,520, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2003, 2002 and 2001, Energas
Pipeline Company received $14,428, $13,765 and $12,466, respectively, for its services in operating the gathering system.

     As of January 31, 2003 the Company had borrowed approximately $493,500 from George Shaw and entities controlled by Mr. Shaw. These loans is non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw and his affiliates were used to fund the Company's operations.

     See Item 3 of this report for information concerning a claim of Dr. James Attarian.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.  Description of Exhibit                               Page Number

3.1          Certificate of Incorporation                               *

3.2          Bylaws                                                     *

3.3          Certificate of Domestication in Delaware                   *

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

Exhibit No.  Description of Exhibit                               Page Number

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

10.5        Escrow Agreement,  dated November 8, 2000,  amongst
            Registrant,  BancFirst,  Larry G.  Jordan,  Jim and
            Billie  Baker,  Keith D. Menees,  Willard L. and
            Jeanned  O'Daniel,  James W. and Lavada Greer Living
            Trust,  Jack Marie Sellers, Mark R. Hoy and First
            Natural Gas, Inc.                                           *

Exhibit No.  Description of Exhibit                               Page Number

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

** Incorporated by reference to the same exhibit filed with Amendment No. 1 to the Company's registration statement on Form 10-SB

     During the three months ended January 31, 2003 the Company did not file any reports on Form 8-K.

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

                                             ENERGAS RESOURCES INC.

                                        CONSOLIDATED FINANCIAL STATEMENTS

                                            JANUARY 31, 2003 AND 2002

                             ENERGAS RESOURCES INC.

                                    CONTENTS



                                                                     Page

Independent Auditors' Report                                           1

Consolidated Balance Sheets as of January 31, 2003 and 2002            2

Consolidated Statements of Operations for the years ended
   January 31, 2003 and 2002                                           3

Consolidated Statements of Stockholders' (Deficit) for the
   years ended January 31, 2003 and 2002                               4

Consolidated Statements of Cash Flows for the years ended
    January 31, 2003 and 2002                                          5

Notes to Consolidated Financial Statements for the years ended
    January 31, 2003 and 2002                                       6 - 12

                          INDEPENDENT AUDITORS' REPORT









To the Board of Directors
Energas Resources Inc.

We have audited the consolidated balance sheets of Energas Resources, Inc. as of January 31, 2003 and 2002 and the consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energas Resources, Inc. as of January 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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




Denver, Colorado
April 23,  2003

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                            January 31, 2003 and 2002

                                                            2003          2002
                          ASSETS
Cash                                                    $   21,383    $   2,054
Accounts receivable                                            700        6,792
Prepaid expenses                                                --          214
                                                        ----------  -----------

   Total current assets                                     22,083        9,060
                                                        ----------  ------------


Property and equipment, net(Note 3)                        505,595      505,258

Other assets                                                    --        4,132
                                                      ------------  ------------
                                                         $ 527,678   $  518,450
                                                      ============  ============

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current
liabilities
    Accounts payable and accrued expenses               $  270,002    $ 201,380
    Due to related parties and                           1,007,404      374,860
    shareholders (Note 7)
    Investor advance payable (Note 8)                      168,000           --
    Note payable (Note 4)                                   34,542       50,000
                                                       -----------  ------------

      Total current liabilities                          1,479,948      626,240
                                                      ------------  ------------

Long-term debt
  Note payable to shareholder(Note 7):
    Principal amount                                            --      360,000
    Less unamortized discount                                   --       (2,312)
                                                        ----------  -----------
    Long-term debt less unamortized discount                    --      357,688
                                                      ------------  ------------

Contingencies (Note 10)

                 STOCKHOLDERS' (DEFICIT)

Common stock, $.001 par value, 100,000,000 shares
   authorized, 26,143,001 shares issued and
   outstanding                                              26,143       26,143
Additional Paid in Capital                               7,621,777    7,621,777
Deficit                                                 (8,600,190)  (8,113,398)
                                                      ------------  ------------
                                                          (952,270)    (465,478)
                                                       ------------   ----------

                                                       $   527,678   $  518,450
                                                      ============   ===========

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended
                                                     January 31,
                                                       2003             2002
                                                   -------------    -----------

REVENUE

Oil and gas sales                                 $    116,031      $  104,411

Pipeline revenue                                        15,808          15,542
Gain on disposal of assets                                  --          16,061
Gain from debt refinancing                              10,904              --
                                                  -------------    -------------

                                                       142,743         136,014
                                                  -------------    -------------

EXPENSES

Salaries and benefits                                  254,567         335,847
Depreciation and depletion                              30,885          38,192
Legal and accounting                                    86,637         123,060
Write-down of oil and gas properties                        --           6,665
Rent                                                    61,803          45,477
Oil and gas production                                  26,544          23,119
Consulting                                              32,682          31,983
Office and general                                      28,622          61,703
Travel and promotion                                    16,530          11,549
Telephone                                               17,924          18,525
Regulatory fees                                          6,952           4,119
Pipeline costs                                          20,793           3,292
Interest expense                                        45,596          50,864
                                                  -------------    -------------

                                                       629,535         754,395
                                                  -------------    -------------

NET LOSS                                           $  (486,792)    $  (618,381)
                                                  =============    =============

LOSS PER SHARE - BASIC AND DILUTED                  $    (0.02)    $     (0.03)
                                                  =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 26,143,001      24,400,598
                                                  =============    =============

                             ENERGAS RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                      Years ended January 31, 2003 and 2002


                                                       Additional
                              Common Stock               Paid In     Accumulated
                                 Shares       Amount     Capital      Deficit
                              --------------------------------------------------
Balances, January 31,
  2001                        22,459,153     $22,459   $6,828,342    (7,495,017)

    Common stock issued for:
      Private placements       2,384,550       2,385      462,910
      Warrants exercised         500,000         500      114,500
      Settlement of debt         799,298         799      216,025

    Net loss                                                           (618,381)
                             --------------------------------------------------
Balances, January 31,
  2002                        26,143,001      26,143    7,621,777    (8,113,398)

    Net loss                                                           (486,792)
                              --------------------------------------------------

Balances, January 31,
  2003                        26,143,001      $26,143  $7,621,777   $(8,600,190)
                             ==================================================

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended January 31, 2003 and 2002

                                                            2003         2002
                                                        -----------   ---------
Cash flows from operating activities
Net loss                                               $ (486,792)    $(618,381)
Add items not involving cash
          Depreciation and depletion                       30,885        38,192
          Amortization of discount and
            debt issue cost                                 2,444        44,285
          Write-down of oil and gas properties                 --         6,665
          Gain on settlement of past due
             note payable                                 (10,904)           --
          Gain on involutary conversion
             of assets                                         --       (16,061)

Change in non-cash working capital balances
   related to operations
          Increase in accounts payable and accrued
              expenses                                     89,526        47,400
          Decrease in prepaid expenses                        214         2,205
          Decrease (Increase) in other assets               4,000        (4,000)
          Decrease in accounts receivable                   6,092         8,130
                                                        ---------     ---------
          Net Cash Used in Operating Activities          (364,535)     (491,565)
                                                       -----------    ---------

Cash Flows from Financing Activities
Shares issued for:
          Private placement                                    --       465,295
          Warrants                                             --       115,000
Increase (decrease) in due to Related parties             272,544      (120,644)
Payments on notes payable                                 (25,458)
                                                      -----------     ---------
          Net Cash Provided By Financing Actvities        247,086       459,651
                                                      -----------     ---------

Cash Flows From Investing Activities
Purchase of property and equipment                       (31,222)       (14,225)
Proceeds from investor advance                           168,000
Proceeds from involuntary conversion of assets                --         25,646
                                                     -----------      ---------
          Net Cash Provided by Investing
            Activities                                   136,778         11,421
                                                     -----------      ---------

Increase (decrease) in cash                               19,329        (20,493)
Cash, beginning of year                                    2,054         22,547
                                                     -----------       ---------

Cash, end of year                                     $   21,383     $    2,054
                                                      ===========    ==========

Supplemental Cash Flow Information
Cash paid for interest                                $    3,292     $       --
                                                      ===========    ==========

Supplemental Disclosure of Non-cash Investing and
Financing Activities:

      Issuance of stock for settlement of debt                --       $216,824
                                                      ===========     =========
      Settlement of accrued interest for note payable     10,000             --
                                                      ===========     =========

                             Energas Resources Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Years ended January 31, 2003 and 2002

1. NATURE OF OPERATIONS

Energas Resources Inc., was originally incorporated in 1989 in British Columbia, Canada as a public company listed on the Canadian Venture Exchange. In 2001, the Company registered as a Delaware corporation becoming a United States domestic corporation. In 2002, its registration statement filed with the Securities and Exchange Commission became effective and its stock is traded in the Over The Counter (OTC) market.

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiary, A.T. Gas Gathering Systems, Inc., an Oklahoma corporation ("AT Gas"). AT Gas owns a natural gas gathering system, located in Oklahoma, which serves the Company's wells for delivery to a mainline transmission system. All of the Company's oil and gas property interests are leased.

Although the Company has taken steps to verify title to resource properties in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements and title may be affected by undetected defects.

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of January 31, 2003, it had a working capital deficiency of $1,457,865 and incurred an operating loss of $(486,792) for the year then ended. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional resource property interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Revenue recognition - Oil and natural gas revenue is recognized at the time title is transferred to the customer. Pipeline revenue is earned as a gathering fee at the time the gas is delivered to the customer.

Petroleum and natural gas properties - The Company employs the full cost method of accounting for petroleum and natural gas properties whereby all costs relating to exploration and development of reserves are capitalized. Such costs include land acquisition costs, geological and geophysical costs, costs of drilling both productive and non-productive wells and related overhead.

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002


2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Petroleum and natural gas properties (cont.) - Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

In applying the full-cost method, the Company performs a ceiling test to ensure that capitalized costs net of accumulated depletion do not exceed the estimated future net revenues from production of proven reserves. The carrying value of the properties is compared quarterly to estimated future net cash flows from production or proven reserves. The present value of future net revenue from proved reserves is estimated, using a 10% discount rate, based on current prices less estimated future development and production costs. In addition, the cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the costs being amortized is added to the present value of the future net revenues and this amount is adjusted for the related tax effects for the purposes of computing the ceiling. During the years ended January 31, 2003 and 2002, the Company recognized impairment of $-0- and $6,665 to properly state its capitalized costs under the full cost method.

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

Long-lived assets - The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using estimated undiscounted net cash flows to be generated by the asset.

Equipment - Office equipment, furniture and fixtures and software are recorded at cost and depreciated using the declining balance method over useful lives of 3 to 5 years. Pipeline costs are depreciated using the straight-line method over a period of 3 years.

Environmental liabilities - The Company expenses or capitalizes environmental costs depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the years ended January 31, 2003 and 2002, the Company spent $-0-and $1,304, respectively, on plugging and filling well holes, removing drilling anchors, hauling and disposing of water and drilling mud, filling mud pits, surface leveling and reseeding and general site clean up.

Financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable, and amounts due to shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments and that their fair values approximate their carrying values, unless otherwise noted.

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation - Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since substantially all of its operations are in U.S. dollars. Financial statements of previous periods presented in Canadian dollars have been translated to US dollars at rates prevailing during the year for revenue and expense items and at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. The net effects of currency translations were not material in any period.

Earnings per share - The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the years ended January 31, 2003 and 2002, no options or warrants were considered common stock equivalents as their effect would be anti dilutive.

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

Concentration - The Company sells all of its oil and gas production through a related company operating its wells, Energas Pipeline Company. Energas Pipeline Company currently sells the production to Conoco and Duke Energy. The Company has determined that other customers for its production could replace its current exclusive customers on a timely basis.

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

Recent pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements (cont.) - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

3. PROPERTY AND EQUIPMENT
                                           Accumulated
                                           Depreciation/      Net Book Value
                                 Cost      Depletion        2003          2002
                              --------------------------------------------------
Unproved oil and gas
   properties                $   234,093     $      -    $ 234,093    $ 204,213
Proved oil and gas
   properties                    337,341       72,783      264,558      289,769
Office equipment                  18,913       11,969        6,944       11,276
Truck                             24,120       24,120            -            -
Pipeline                          24,750       24,750            -            -
Computer software                  2,400        2,400            -            -
                              --------------------------------------------------
                              $  641,617     $136,022    $ 505,595    $ 505,258
                              ==================================================

Oil and gas properties are accounted for using the full cost method as discussed in Note 2. Depletion was $25,211 and $19,564 for the years ended January 31, 2003 and 2002, respectively.

4. NOTES PAYABLE
                                                     2003          2002
                                                  -----------    ---------
 Note payable to individual, bearing
   interest at 12%, payments of $5,000
   monthly, due March 6, 2003, secured
   by personal guarantee of Company's
   President and 200,000 shares of his
   stock in the Company                           $  34,542       $     -
 Note payable to individual, bearing
   interest at 25%, due December 2, 2000,
    refinanced by note described above                             50,000
                                                 -----------     ---------
                                                  $  34,542      $ 50,000
                                                ===========      =========

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002

5. COMMON STOCK

The Company has authorized capital of 100,000,000 common shares with a $.001 par value. The issued shares are as follows:

                                   2003                     2002
                                  Number      Amount       Number      Amount
                                ------------------------------------------------

Balance, beginning  of year     26,143,001  $7,647,920   22,459,153  $6,850,801
Shares issued for:
    Private placement, net of
        legal costs                     --          --    2,384,550     465,295
    Warrants exercised net of
        legal costs                     --          --      500,000     115,000
    Settlement of debt                  --          --      799,298     216,824
                                ------------------------------------------------
Balance, end of year            26,143,001  $7,647,920   26,143,001  $7,647,920
                                ================================================

In April 2001, the Company issued 384,550 shares of common stock and warrants to purchase 384,550 shares of common stock at $.195 for $74,733 in a private placement. Also, in July 2001, the Company had a private placement and issued 2,000,000 shares for $390,562.

In June 2001, the Company issued 400,070 shares of common stock for the relief of debt of the Company's subsidiary due to a related party in the amount of $138,800. Also, in September, 2001, the Company issued 399,228 shares of common stock for the relief of $78,024 of debt.

In October 2001, a related party exercised warrants to purchase 500,000 shares of common stock in relief of debt of the Company's subsidiary in the amount of $115,000.

Options and warrants - The Company has issued stock options and stock warrants as follows:

                     Outstanding  Granted    Exercised  Outstanding
           Exercise  January 31,    Or         or        January 31,  Expiration
            Price       2001     (Cancelled)  Expired       2002         date
           --------  ----------- ----------  ----------  ----------    --------
Options:    $ 0.17   1,835,000          -   (1,835,000)         -       8/24/01

Warrants:   $ 0.23     500,000          -     (500,000)         -      10/13/01
            $ 0.27      50,000          -      (50,000)         -      10/22/01
            $ 0.31      25,000          -      (25,000)         -       8/31/01
            $ 0.32     275,675          -            -    275,675      12/21/02
            $ 0.20           -    384,550            -    384,550       4/07/03



        Outstanding   Granted    Exercised   Outstanding
           Exercise  January 31,    Or           or      January 31,  Expiration
            Price       2002     (Cancelled)  Expired       2003         date
           --------  ----------- ----------  ----------  ----------   ---------
Warrants:   $ 0.32    275,675                (275,675)          -     12/21/02
            $ 0.20    384,550                             384,550      4/07/03*

* Expired unexercised

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002




6. RELATED PARTY TRANSACTIONS

The Company had oil and gas sales and pipeline revenue of $131,839 and $119,953 during the years ended January 31, 2003 and 2002 from Energas Pipeline Company ("EPC"), which is owned by the President of the Company. EPC purchases oil and gas at the wellhead from the Company, generating oil and gas sales, and then resells to Conoco and Duke Energy. EPC also pays a gathering fee to the Company recorded as pipeline revenue.

The Company incurred oil and gas production and pipeline costs to Energas Corp., a company owned by the President of the Company, in the amounts of $47,337 and $26,411 for the years ended January 31, 2003 and 2002.

In addition, the Company leases office space on a month-to-month basis from Shaw Construction Company, owned by the President of the Company, and incurred rent expense in the amount of $61,803 and $45,477 during the years ended January 31, 2003 and 2002.


7. DUE TO RELATED PARTIES AND NOTE PAYABLE TO SHAREHOLDER

                                                     2003          2002
                                                  -----------    ---------
 Open advances from related corporation
    owned by Company's  president,
    non-interest bearing                          $ 444,686      $349,860

 Note payable to shareholder, bearing
    interest at 12%, due April, 2002,
    unsecured                                       300,000            --

 Advance from shareholder, non-interest
    bearing                                         100,000            --

 Note payable to shareholder, non interest
    bearing, due May, 2002, unsecured                60,000

 Open advances from Company's president,
    non-interest bearing                             48,718            --

 Advance from shareholder, non-interest
    bearing                                          29,000            --

 Note payable to shareholder, bearing
    interest at 10%, due August, 2002, unsecured     25,000        25,000
                                                  -----------    ---------

                                                  $1,007,404     $374,860
                                                  ===========    =========


The Company entered into the loan agreement for $300,000 in April, 1999 to fund a drilling program. The original loan was non-interest bearing and repayable on the earlier of 3 years from the date the funds were advanced or 30 days after the funds were utilized for pre-drilling costs on 10 separate oil and gas prospects and initial test wells were commenced on each prospect. In addition, the Company entered into the loan agreement for $60,000 with the same note holder which was due in May, 2002. Interest expense was imputed for these notes at a rate of 12% through their original due dates. Under the terms of the note payable for $300,000, when it was not paid on its original due date, it became interest bearing at the rate of 12%.

                             Energas Resources Inc.

                      Years ended January 31, 2003 and 2002

8. INVESTOR ADVANCE PAYABLE

During the year ended January 31, 2003, the Company entered into an agreement and received funds from an investor seeking to acquire an interest in its oil and gas properties. The Company has not yet completed the transfer of any interests in its oil and gas properties to the investor and, accordingly, the funds received are recorded as a current liability in the accompanying consolidated financial statements.

9.  INCOME TAXES

The Company has approximately $5,596,000 of net operating losses expiring through 2023 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2003, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $2,294,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2003 and 2002 are as follows:

                                                2003          2002
         ------------------------------------------------------------
         Deferred tax liabilities          $       --    $        --
                                           ==========    ===========
          Deferred tax assets
              Net operating losses         $2,294,000    $ 2,167,697

              Valuation allowance for
                deferred tax assets        (2,294,000)    (2,167,697)
                                           ----------     ----------
                                           $       --    $        --
                                           ==========    ===========

The valuation allowance increased $126,303 and decreased $42,936 for the period ending January 31, 2003 and 2002, respectively.

10. CONTINGENCIES

The Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. During the years ended January 31, 2003 and 2002, the Company spent $-0- and $1,304, respectively, on plugging and filling well holes, removing drilling anchors, hauling and disposing of water and drilling mud, filling mud pits, surface leveling and reseeding and general site clean up. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on its operations, risks of substantial costs and liabilities are inherent in oil and gas production, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Through the date of this report, the Company has no asserted or unasserted environmental claims and no liability has been accrued in the accompanying balance sheets.

The Company is in disagreement with a shareholder who advanced funds to both the Company and an entity related to the Company as to the outstanding balances owed to the shareholder. The shareholder is claiming additional amounts owed of $300,000 to $400,000 related to this matter. The outcome of this matter cannot presently be determined.

In addition, the Company has several past due notes payable (see Notes 4 and 7). The Company has not been able to negotiate new terms with the lenders. The outcome of these matters cannot presently be determined.

                             Energas Resources, Inc.

                      SUPPLEMENTAL INFORMATION (UNAUDITED)

                      Years ended January 31, 2003 and 2002


                                                  2003       2002
                                                ---------  ----------
Capitalized Costs Relating to Oil and
Gas Producing Activities at January 31,

Unproved oil and gas properties                $ 234,093    $204,213

Proved oil and gas properties                    337,341     337,341
                                                ---------  ---------
                                                 571,434     541,554

Less accumulated depreciation, depletion,
amortization, and impairment                     (72,783)    (47,572)
                                                ---------  ----------

      Net capitalized costs                     $ 498,651   $ 493,982
                                                =========  ==========

Costs Incurred in Oil and Gas
Producing Activities For the Year Ended
Janaury 31,

Property acquisition costs
    Proved                                             --           --
    Unproved                                     $ 29,880           --

Exploration costs                                       --          --
Development costs                                       --          --
Amortization rate per equivalent
   barrel of production                          $    4.57    $   5.32

Results of Operations for Oil and Gas
  Producing Activities For the Year Ended
   January 31,

Oil and gas sales                                $ 116,031    $ 104,411
Gain on sale of oil and gas properties                  --           --
Gain on sale of oil and gas leases                      --           --
Production costs                                   (26,544)    (23,119)
Exploration expenses                                    --          --
Depreciation, depletion, and amortization          (25,211)    (26,229)
                                                  ---------   ----------
                                                    64,276      55,063
Income tax expense                                      --          --
                                                 ---------    ----------

Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing costs)        $  64,276   $  55,063
                                                 =========   ==========

                             Energas Resources, Inc.

                      SUPPLEMENTAL INFORMATION (UNAUDITED)

                      Years ended January 31, 2003 and 2002


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

                             Energas Resources, Inc.

                      SUPPLEMENTAL INFORMATION (UNAUDITED)

                      Years ended January 31, 2003 and 2002

                                       2003                   2002
                                -------------------   -------------------
                                  Oil       Gas         Oil       Gas
                                 (Bbls)    (Mcf)       (Bbls)    (Mcf)
                                --------- ---------   --------- ---------
 Proved developed and
   undeveloped reserves
     Beginning of year            6,842    713,262       8,909   730,441
     Revisions of previouS
        estimates                (2,678)  (84,806)           -         -
     Improved recovery                -         -            -         -
     Purchases of minerals
       in place                       -         -            -         -
     Extensions and discoveries       -         -            -         -
     Production                    (403)  (30,683)      (2,067)  (17,179)
     Sales of minerals in place       -         -            -         -
                                --------   -------     -------   --------
End of year                       3,761   597,773        6,842   713,262
                               =========  ========     =======   ========

Proved developed reserves
    Beginning of year             6,842   713,262        8,909   730,441
    End of year                   3,761   597,773        6,842   713,262


                                                2003              2002
                                             -----------      -----------
Standardized Measure of Discounted Future
Net Cash Flows -
    Future cash inflows                     $  2,976,046      $ 1,763,748
    Future production  costs                    (828,826)        (425,642)
    Future  development costs                         --               --
    Future income tax  expenses                       --               --
                                            ------------      -----------
    Future net cash flows                      2,147,220        1,338,106

   10% annual discount for estimated
      timing of cash  flows                   (1,255,810)        (844,124)
                                              -----------      -----------
    Standardized measures of discounted
       future net cash flows relating
       to proved oil and gas reserves         $  891,410       $  493,982
                                              ==========        ==========

The following reconciles the change in the standardized measure of discounted future net cash
    flow during 2003

Beginning of year                            $   493,982       $  525,211
Sales of oil and gas produced, net of
    production costs                             (62,617)        (100,016)
Net changes in prices and production costs       522,423          (56,652)
Extensions, discoveries, and improved recovery,
    less related costs                                 -                -
Development costs incurred during the year
   which were previously estimated                     -                -
Net change in estimated future development
   costs                                               -                -
Revisions of previous quantity estimates        (136,799)         (91,875)
Net change from purchases and sales of
    minerals in place                                                   -
Accretion of discount                             49,398           52,744
Net change in income taxes                                              -
Other                                             25,023          164,570
                                             -----------       -----------
End of year                                   $  891,410       $  493,982
                                             ===========       ===========

                                         SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2003.

                                  ENERGAS RESOURCES, INC.

                                  By  /s/ George G. Shaw
                                      George G. Shaw, President and Chief
                                      Executive Officer

                                  By /s/ David W. Young
                                     David W. Young, Chief Financial Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
George G. Shaw                      Director             May 15, 2003

/s/ G. Scott Shaw
G. Scott Shaw                       Director             May 15, 2003

/s/ David W. Young
David W. Young                      Director             May 15, 2003


James H. Attarian                   Director

                                       CERTIFICATION

     In connection with the Annual Report of Energas Resources, Inc. (the "Company") on Form 10-KSB for the year ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George
G. Shaw, the President and Chief Executive Officer and David W. Young, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 15, 2003
                                 By: /s/ George G. Shaw
                                         George G. Shaw, President and Chief
                                         Executive Officer

                                   /s/ David W. Young
                                   David W. Young, Chief Financial Officer

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



Date: May 15, 2003                   /s/ George Shaw
                                     George Shaw, Chief Executive Officer

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



Date: May 15, 2003                   /s/ David W. Young
                                     David W. Young, Chief Financial Officer