Form 10QSB
period 2003-04-30
ENERGAS RESOURCES INC
filed 2003-06-23
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended April 30, 2003

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of June 15, 2003, the Company had 26,143,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                April 30        January 31
ASSETS                                            2003             2003

Current Assets
        Cash                                   $    25,982      $     21,383
        Accounts receivable                          1,854               700
        Prepaid expenses
                                                         -            -
                 Total Current Assets
                                                    27,836            22,083

Property and equipment, net                        497,144           505,595
                                                   -------           -------
                                               $   524,980      $    527,678
                                               ===========      ============

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current
Liabilities
        Accounts Payable                       $   279,210      $    270,002
        Due to shareholder                       1,053,211         1,007,404
        Investor Advance payable                   235,940           168,000
        Note payable                                29,042            34,542
                                                    ------            ------

        Total Current Liabilities                1,597,403         1,479,948
                                                 ---------         ---------

SHAREHOLDERS' EQUITY

Common stock, $.001 par value,
1,000,000 shares authorized
26,143,001 shares issued and                        26,143            26,143
outstanding
Additional paid in capital                       7,621,777         7,621,777
Deficit                                         (8,720,343)       (8,600,190)
                                                ----------        ----------
                                                (1,072,423)         (952,270)
                                                ----------      ------------
                                                $  524,980      $    527,678
                                                ==========      ============

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                  Three months ending April 30,
                                                     2003             2002
--------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales                           $   48,437      $   20,153

      Pipeline Revenue                                 4,162           3,761
                                                       -----           -----

                                                      52,599          23,914
                                                      ------          ------

EXPENSES:
      Salaries and Benefits                           75,173          49,470
      Depreciation & Depletion                         7,721           9,548
      Legal and accounting                            26,528          10,006
      Rent                                            11,400          12,403
      Oil and gas production                           7,165           6,798
      Consulting                                       9,000               -
      Office and General                               8,264           4,064
      Travel and promotion                            10,207           5,685
      Telephone                                        4,401           4,376
      Regulatory fees                                    968             444
      Pipeline costs                                     500             541
      Interest Expense                                11,425          13,284
                                                      ------          ------
                                                     172,752         116,619
                                                     -------         -------

Net loss before extraordinary item                  (120,153)        (92,705)

Extraordinary item - Gain on Settlement of Debt            -          10,904
                                                     -------         -------
NET LOSS                                          $ (120,153)     $  (81,801)
                                                  ==========      ==========

EARNINGS (LOSS) PER SHARE                         $    (.005)     $    (.003)
                                                  ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING               26,143,001      26,143,001
                                                  ==========      ==========

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------
                                                   Three months ending
                                                         April 30
                                                   2003            2002
----------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                      $ (120,153)    $  (81,801)
         Add: Depreciation & Depletion               7,721         11,992
         Change in non-cash working capital
         balances related to operations:             8,054        (24,244)
                                                ----------     ----------
                                                  (104,378)       (45,565)

FINANCING: (For the period)

         Increase in advances from
         shareholder                                45,807         4,600
         Increase in investor advance
         payable                                    67,940             -
         Increase (Decrease) Notes Payable          (5,500)          994
                                                ----------     ---------
                                                $  108,247     $   5,594
INVESTING:

         Purchase of Equipment                           -          (331)
         Oil and Gas Property Decrease                 730        44,750
                                                ----------     ---------

                                                       730        44,419
                                                ----------     ---------

INCREASE (DECREASE) IN CASH                          4,599         4,448

CASH AT THE BEGINNING OF PERIOD                     21,383         2,054
                                                ----------     ---------
                                                $   25,982     $   6,502
CASH AT END OF PERIOD

                             ENERGAS RESOURCES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

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

The Company is in the process of developing its petroleum and natural gas properties and as of April 30, 2003 had a working capital deficiency of $(1,569,567) and incurred an operating loss of $(120,153) for the three months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended April 30, 2003 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended January 31, 2003 and 2002 included on Form 10-K as filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the three months ended April 30, 2003.

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


3. SIGNIFICANT ACCOUNTING POLICIES (continued)


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































                                        7
                      Prepared Without Audit by Management

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2003, as compared to the same period last year, are discussed below:
                              Increase (I)
Item                         or Decrease (D) Reason
-----                        --------------- ------

Oil and Gas Sales                   I        Increase in gas prices

Salaries and Benefits               I        Salaries for two officers were not
                                             paid or accrued during prior period

Depreciation and Depletion          D        Decrease in production

Legal and Accounting                I        Expenses associated with formation
                                             of drilling program

Consulting                          I        Use of consultant during quarter

Office and General Expense         I         Lease expense for new office
                                             equipment

Travel and Promotion                I        Expenses relating to geological
                                             studies in Kansas and Wyoming

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2003:

      Cash used in operations                            $(104,378)
      Loans from shareholder                                45,807
      Reduction of Notes Payable                            (5,500)
      Increase in investor advance payable                  67,940
      Other                                                    730
                                                         ---------

      Increase in cash on hand at April 30, 2003        $    4,599
                                                        ==========

      As of April 30, 2003 the Company did not have sufficient funds to pay its liabilities of $1,597,403, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $572,383 by the Company as of April 30, 2003, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of April 30, 2003, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.


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

Exhibits and Reports on Form 8-K.

      No exhibits are filed with this report.

      The Company did not file any reports on Form 8-K during the three months ended April 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 20, 2003.

                        ENERGAS RESOURCES, INC.

                                  By   /s/ George G. Shaw
                                      -----------------------------------
                                      George G. Shaw, President and Chief
                                      Executive Officer

                                  By   /s/ David W. Young
                                      -----------------------------------
                                      David W. Young, Chief Financial Officer


                                  CERTIFICATION

      In connection with the Quarterly Report of Energas Resources, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George
G. Shaw, President and Chief Executive Officer and David W. Young, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  June 20, 2003

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


June 20, 2003                             /s/ George Shaw
                                          ------------------------------
                                          George Shaw
                                          President and Chief Executive Officer

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


June 20, 2003                             /s/ David W. Young
                                          ------------------------------
                                          David W. Young
                                          Chief Financial Officer