Form 10QSB
period 2003-07-31
ENERGAS RESOURCES INC
filed 2003-09-22
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended July 31, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of September 15, 2003, the Company had 26,643,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      July 31    January 31
                                                        2003          2003
                                                        ----          ----

                   ASSETS

Current Assets
        Cash                                       $    3,938        21,383
        Accounts receivable                             2,975           700
        Prepaid expenses                                    -             -
                                                   ----------     ---------
                       Total Current Assets             6,913        22,083

Property and equipment,
net                                                   509,468       505,595
                                                      -------       -------
                                                   $  516,381    $  527,678
                                                   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
        Accounts Payable                           $  285,212    $  270,002

        Due to shareholders, including
        interest of $3,542                         1,072,202      1,007,404
        Note payable, including interest of
        $10,000                                       22,042         34,542
        Investor Advance (Note 3)                    320,915        168,000
                                                   ---------      ---------

                   Total Current Liabilities       1,700,371      1,479,948
                                                   ---------      ---------


SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000
shares authorized 26,643,001 shares issued
and outstanding                                       27,143        26,143
Additional paid in capital                         7,670,777     7,621,777
Deficit                                           (8,881,910)   (8,600,190)
                                                   ---------     ---------

                                                  (1,183,990)     (952,270)
                                                   ---------     ---------
                                                  $  516,381    $  527,678



                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



--------------------------------------------------------------------------------------
                                      Six months ending July      Three months ending
                                                         31,                 July, 31
                                          2003         2002        2003        2002
--------------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales               $   86,519   $  42,750    $  38,082    $   22,597

      Pipeline Revenue
                                           8,162       7,973        4,000         4,212
                                           ----- --    -----        -----         -----

                                          94,681      50,723       42,082        26,809
                                          ------      ------       ------        ------

EXPENSES:
      Salaries and Benefits              151,184     129,151       76,011        79,681
      Depreciation & Depletion            15,442      19,096        7,721         9,548
      Legal and accounting                74,443      34,349       47,915        24,343
      Rent                                22,800      26,653       11,400        14,250
      Oil and gas production              13,532      11,626        6,367         4,828
      Consulting                          20,521           -       11,521             -
      Office and General                  22,626      15,622       14,362        11,558
      Travel and promotion                21,526       9,032       11,319         3,347
      Telephone                            8,990       9,555        4,589         5,179
      Regulatory fees                        589       2,464         (379)         2,020
      Pipeline costs
                                           1,500       1,355        1,000           814
      Interest Expense
                                          23,248      24,155       11,823        10,871
                                          ------      ------       ------        ------

                                         376,401     283,058      203,649       166,439
                                         -------     -------      -------       -------

Net loss before extraordinary item      (281,720)   (232,335)    (161,567)     (139,630)

Gain on settlement of debt                     -      10,904            -            -
                                         -------     -------      -------       -------
NET LOSS                              $ (281,720) $ (221,341)  $ (161,567)   $ (139,630)
                                      ==========  ==========   ==========    ==========
EARNINGS (LOSS) PER SHARE             $     (.01) $     (.01)  $     (.01)   $     (.01)
                                      ==========  ==========   ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING   26,643,001  26,143,001   26,643,001    26,143,001
                                      ==========  ==========   ==========    ==========






                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------
                                                     Six months ending
                                                           July 31
                                                   2003              2002
-------------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                    $  (281,720)      $  (221,431)
         Add: Depreciation & Depletion             15,442            21,540
         Change in non-cash working capital
         balances related to operations:           12,935            50,436
---------------------------------------------------------------------------
                                                 (253,343)         (149,455)

FINANCING: (For the period)

         Increase in advances from
         shareholder and investor                 217,713           170,799
         Shares Issued                             50,000                 -
         Increase (Decrease) Notes Payable        (12,500)           (8,760)
---------------------------------------------------------------------------
                                                  255,213           162,039

INVESTING:

         Purchase of Equipment                    (20,045)           (  331)
         Purchase of Oil and Gas Property             730                 -
---------------------------------------------------------------------------
                                                  (19,315)          ($  331)

INCREASE (DECREASE) IN CASH                       (17,445)          $12,253

CASH AT THE BEGINNING OF PERIOD                    21,383             2,054
---------------------------------------------------------------------------

CASH AT END OF PERIOD                             $ 3,938           $14,307
===========================================================================






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

The Company is in the process of developing its petroleum and natural gas properties and as of July 31, 2003 had a working capital deficiency of $(1,693,458) and had incurred an operating loss of $(281,720) for the six months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended July 31, 2003 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

As explained in Note 4, in August 2003 the Company acquired 31 producing gas wells, a gas pipeline and undeveloped acreage.

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

Concentration - As of July 31, 2003 the Company sold all of its oil production and all of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Duke Energy. The Company believes that either or both of these customers can be replaced on a timely basis.

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

                             ENERGAS RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (continued)


Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.

The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations". If the Company had elected to recognize compensation expense based on the fair value of the options granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                       Six Months Ended
                                              July 31, 2003       July 31, 2002
                                              -------------       -------------
      Net loss:
      As reported                               $(281,720)         $(221,341)

      Less:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects     (112,500)                --
                                                ---------          ---------

      Pro forma net loss                        $(394,220)         $(221,341)
                                                =========          =========

      Net loss per common share, basic and diluted:

            As reported                            $(0.01)            $(0.01)
            Pro forma                              $(0.02)            $(0.01)

                             ENERGAS RESOURCES, INC.

The fair value of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with risk volatilities ranging from 613%, risk-free interest rate ranging from 5.5%, and an expected option life of two years.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial position, results of operations or cash flows.


3.    ADVANCES

The Company has received payments of $320,915 from unrelated parties for a interest in the Rusty Creek Prospect. The Company decided not to drill the Rusty Creek Prospect and has an agreement with the unrelated parties to hold the funds as advance payments on interests in future prospects.

4.    SUBSEQUENT EVENTS

In August 2003 the Company acquired 31 producing wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The Company believes annual revenues from the producing wells and the pipeline exceed $500,000. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

In September, 2003 James Attarian, a principal shareholder and a former director of the Company, as well as several companies controlled by Dr. Attarian, filed a lawsuit against the Company seeking payment of $360,000 loaned to the Company by Dr. Attarian and his affiliates plus $933,000 paid by Dr. Attarian and his affiliated companies for shares of the Company's stock and the costs of drilling unproductive oil and gas wells. The Company does not believe it owes any material amount to Dr. Attarian and his affiliated entities over and above the $360,000 which is reflected on the Company's balance sheet at July 31, 2003.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2003, as compared to the same period last year, are discussed below:
                                  Increase (I)
Item                         or Decrease (D)  Reason

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

Consulting                          I         Use of consultant during period

Office and General Expense          I         Lease expense for new office
                                              equipment

Travel and Promotion                I         Expenses relating to geological
                                              studies in Kansas and Wyoming

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2003:

      Cash used in operations                                  $(253,343)
      Loans from shareholder and unrelated third party           217,713
      Reduction of Notes Payable                                 (12,500)
      Sale of common stock                                        50,000
      Purchase of equipment                                      (20,045)
      Other                                                          730
                                                              ----------

      Decrease in cash on hand at July 31, 2003                 $(17,445)
                                                              ==========

      As of July 31, 2003 the Company did not have sufficient funds to pay its liabilities of $1,157,177, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $586,184 by the Company as of July 31, 2003, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2003.

     As of July 31, 2003, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.


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

Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                         Description

        31                           Rule 13a-14(a)/15d-14(a) certifications
        32                           Section 1350 certifications

      The Company did not file any reports on Form 8-K during the six months ended July 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ENERGAS RESOURCES, INC.

                                  By   /s/ George G. Shaw
                                      ----------------------------------------
                                      George G. Shaw, President and Chief
September 19, 2003                    Executive Officer

                                  By   /s/ David W. Young
                                      ----------------------------------------
September 22, 2003                    David W. Young, Chief Financial Officer