Form 10QSB
period 2003-10-31
ENERGAS RESOURCES INC
filed 2003-12-22
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the quarterly period ended October 31, 2003

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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


                                 (405)-879-1752
                        -------------------------------
                    (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of December 15, 2003, the Company had 29,913,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                         Oct 31     January 31
                                                         2003         2003

                   ASSETS

Current Assets
        Cash                                        $   185,569        21,383
        Accounts receivable                              12,175           700
        Prepaid expenses
                                                              -             -
                       Total Current Assets             197,744        22,083

Property and equipment, net                           3,629,470       505,595

Other assets                                                  -             -
                                                   $  3,827,214   $   527,678
                                                   ============   ===========
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable and accrued expenses      $    377,857   $   270,002
        Due to shareholder                            1,192,680     1,007,404
        Note payable                                  3,016,542        34,542
        Investor Advance                                620,915       168,000
                                                    -----------     ----------

                   Total Current Liabilities          5,207,994     1,479,948
                                                    -----------     ----------

SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000
shares authorized 27,913,001 shares issued and
   outstanding                                           27,913        26,143
Additional paid in capital                            7,949,407     7,621,777
Deficit                                              (9,358,100)   (8,600,190)
                                                     ----------    ----------
                                                     (1,380,780)     (952,270)
                                                     ----------    ----------
                                                    $ 3,827,214    $  527,678


                                        1
                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------
                                       Nine months          Three  months
                                      Ending Oct 31,           Ending Oct, 31
                                      2003         2002      2003         2002
-------------------------------------------------------------------------------

REVENUE:
      Oil and gas sales            $ 162,320    $ 68,529   $ 75,801    $ 25,779
      Pipeline Revenue                11,666      11,925      3,504       3,952
                                      ------      ------      ------      -----
                                     173,986      80,454     79,305      29,731
                                     -------      ------     ------      ------

EXPENSES:
      Salaries and Benefits          218,059     203,422     66,875      74,271
      Employee stock bonus           125,400           -    125,400           -
      Depreciation & Depletion        23,164      28,644      7,722       9,548
      Legal and accounting           110,789      52,516     36,346      18,167
      Rent                            34,200      38,053     11,400      11,400
      Business Investigation Cost          -       4,000          -       4,000
      Oil and gas production          51,082      18,846     37,550       7,220
      Consulting                     187,521      17,682    167,000      17,682
      Office and General              37,013      24,220     14,387       8,598
      Travel and promotion            30,294      12,112      8,768       3,080
      Telephone                       12,367      13,653      3,377       4,098
      Regulatory fees                  3,500       3,327      2,911         863
      Pipeline costs                   2,250       2,105        750         750
      Interest Expense                96,257      24,999     73,009         844
                                      ------      ------     ------      ------
                                     931,896     443,579    555,495     160,521
                                     -------     -------    -------     -------

Net loss before extraordinary item  (757,910)   (363,125)  (476,190)   (130,790)

Gain on settlement of debt                 -      10,904          -           -
                                     -------     -------    -------     -------

NET LOSS                         $  (757,910)  $(352,221)  $(476,790) $(130,790)
                                 ============  =========   =========  =========
EARNINGS (LOSS) PER SHARE          $    (.03)  $    (.01)  $    (.02) $    (.01)
                                  ==========   ==========  ========== =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                    26,638,101  26,143,001  27,028,001 26,143,001
                                  ==========  ==========  ========== ==========







                                        2
                      Prepared Without Audit by Management

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------
                                                     Nine months
                                                    ending Oct. 31
                                                  2003         2002
------------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                     $(757,910)    $ (352,221)
         Add: Depreciation & Depletion            23,164         35,088
                Issuance of stock for
                    employee bonuses             125,400
                Issuance of stock for
                    consulting fees              154,000
         Change in non-cash working capital
           balances related to operations:       196,380         69,084
------------------------------------------------------------------------
                                               (258,966)      (248,049)

FINANCING: (For the period)

         Increase in advances from
            shareholder & investor              538,190        268,415
         Shares Issued                           50,000              -
         Increase (Decrease) Notes Payable      (18,000)        13,708
------------------------------------------------------------------------
                                                570,190        254,707
INVESTING:

         Purchase of Equipment                 (65,030)        ( 1,342)
         Purchase Oil & Gas Property           (82,008)              -
------------------------------------------------------------------------
                                              (147,038)        ($1,342)

INCREASE (DECREASE) IN CASH                    164,186         $ 5,316

CASH AT THE BEGINNING OF PERIOD                 21,383           2,054
------------------------------------------------------------------------

CASH AT END OF PERIOD                         $185,569         $ 7,370
========================================================================

Supplemental Disclosure of Non Cash Investing Activities:
      Acquisition of oil and gas properties in exchange
            for note payable                        $3,000,000


                                        3
                      Prepared Without Audit by Management

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

The Company is in the process of developing its petroleum and natural gas properties and as of October 31, 2003 had a working capital deficiency of $(5,010,250) and had incurred an operating loss of $(476,190) for the nine months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended October 31, 2003 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the three months ended October 31, 2003.

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

Concentration -The Company sells all of its oil production and a portion of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Duke Energy. The Company believes that either or both of these customers can be replaced on a timely basis.

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

                                                    Nine Months Ended
                                           October 31, 2003    October 31, 2002
      Net loss:
      As reported                              $(757,910)          $(363,125)

      Less:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects    (112,500)                 --
                                               ---------          ----------

      Pro forma net loss                       $(870,410)          $(221,341)
                                              ==========          ==========

      Net loss per common share,
         basic and diluted:

               As reported                       $(0.03)             $(0.01)
               Pro forma                         $(0.03)             $(0.01)

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

4.    NOTE PAYABLE

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

5.    CONTINGENCIES

In September, 2003 James Attarian, a principal shareholder and a former director of the Company, as well as several companies controlled by Dr. Attarian, filed a lawsuit against the Company seeking payment of $360,000 loaned to the Company by Dr. Attarian and his affiliates plus $933,000 paid by Dr. Attarian and his affiliated companies for shares of the Company's stock and the costs of drilling unproductive oil and gas wells. The Company does not believe it owes any material amount to Dr. Attarian and his affiliated entities over and above the $360,000 which is reflected on the Company's balance sheet at October 31, 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2003, as compared to the same period last year, are discussed below:

                          Increase (I)
Item                     or Decrease (D)  Reason

Oil and Gas Sales            I            Increase in gas prices and August 2003
                                          acquisition of gas wells in Kentucky

Employee Stock Bonus         I            Shares of common stock issued for
                                          services rendered

Legal and Accounting         I           Legal costs associated with oil and gas
                                         drilling program, acquisition of oil
                                         and gas properties in Kentucky and
                                         registration statement on Form S-8

Oil and gas production       I           August 2003 acquisition of gas wells in
                                         Kentucky

Consulting                   I           Use of three consultants during period
                                         and expense associated with issuance of
                                         stock for past services

Office and General Expense   I           Lease expense for new office equipment

Travel and Promotion         I           Expenses relating to geological studies
                                         in Kansas and Wyoming

Interest Expense             I           Interest expense (8.5% per year)
                                         related to $3,000,000 convertible note
                                         issued by Company to pay for oil and
                                         gas properties in Kentucky.

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2003:

      Cash used in operations                                  $(258,966)
      Loans from shareholder and unrelated third party           538,190
      Reduction of notes payable                                 (18,000)
      Sale of common stock                                        50,000
      Purchase of equipment and oil and gas properties           147,038

      Increase in cash on hand at October 31, 2003              $185,569

      As of October 31, 2003 the Company did not have sufficient funds to pay its liabilities of $5,207,994, which amount includes loans from shareholders as well as unrelated third parties. With the exception of loans from George Shaw, the Company's President, all of the Company's loans are past due and in default. Mr. Shaw, who was owed $586,184 by the Company as of October 31, 2003, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2004.

     As of October 31, 2003, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

Controls and Procedures

      George Shaw, the Company's Chief Executive Officer and David W. Young, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw and Mr. Young there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                       Description

        31                         Rule 13a-14(a)/15d-14(a) certifications
        32                         Section 1350 certifications

      On August 27, 2003 the Company filed a report on Form 8-K disclosing the acquisition of oil and gas properties in Kentucky.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2003.

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





















Energas 10-Q Oct 03 12-19-03