Form 10KSB
period 2004-01-31
ENERGAS RESOURCES INC
filed 2004-05-18
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004
                                             OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                     -------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                    73-1620724
        --------------------------                    ----------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                     73105
   ------------------------------------                     ----------------
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

                                     X
                                    ----     ----
                                    YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2004 were $312,022.

The aggregate market value of the voting stock held by non-affiliates of the Company, (21,253,465 shares) based upon the closing price of the Company's common stock on April 30, 2004 was approximately $8,501,386.

Documents incorporated by reference:      None

As of April 30, 2004 the Company had 30,263,001 issued and outstanding shares of common stock.

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

ITEM 1. DESCRIPTION OF BUSINESS The Company was incorporated under the laws of British Columbia, Canada on November 2, 1989 and on August 20, 2001 the Company became domesticated and incorporated in Delaware.

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

     The Company's corporate offices are located at 800 Northeast 63rd Street, Third Floor, Oklahoma City, Oklahoma 73105 and its telephone number is (405) 879-1752. The Company's web site is www.energasresources.com.

PRINCIPAL AREAS OF OPERATION

     The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming and the Appalachian Basin of Eastern Kentucky.

     The Company has four gas wells in the Arkoma Basin which were producing approximately 255 Mcf of gas per day.

     The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of January 5, 2004, the Company's two wells in the Rusty Creek Prospect produced approximately 35 barrels of crude oil per day.

     In August 2003 the Company acquired 31 producing gas wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The Kentucky properties were acquired from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note in the principal amount of $500,000 (reflecting a $100,000 payment by the Company) bears interest at 8.5% per year and is due in August 2023. At any time prior to

August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

DRILLING ACTIVITIES AND PROVEN RESERVES

     During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                     Year Ended January 31,
                                    2002            2003              2004
                              Gross     Net    Gross     Net     Gross      Net

Exploratory Wells (1):
  Productive:
   Oil                          --       --       --     --
   Gas                          --       --       --     --      1.00     .875
  Nonproductive                 --       --       --     --      1.00    1.00

Development Wells (1):
  Productive:
   Oil                          --       --       --     --
   Gas                          --       --       --     --         6    5.25
  Nonproductive                 --       --       --     --

Total Wells (1):
  Productive:
   Oil                          --       --       --     --
   Gas                          --       --       --     --         7    6.125
  Nonproductive                 --       --       --     --         1    1


(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

     In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

     The following table sets forth, at April 30, 2004, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

                    Productive        Developed           Undeveloped
                    Wells (1)          Acreage            Acreage (2)
                  Gross    Net     Gross       Net       Gross       Net

Oklahoma           5       2.4        -         -            -         -
Wyoming            2        .4       80        32        5,613     3,015
Kentucky          37      32.4    1,480     1,295       21,520    18,830
                 ---     -----    -----     -----      -------    ------
Totals            44      35.2    1,560     1,327       27,133    21,845

(1) The wells in Oklahoma and Kentucky are gas wells and the wells in Wyoming are oil wells.
(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

     The following table shows, as of April 30, 2004 the status of Company's gross developed and undeveloped acreage.

      Gross Acreage           Held by Production     Not Held by Production

      Oklahoma                           -                       -
      Wyoming                          640                    3180
      Kentucky                      23,000                       -

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

     The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                         Year Ended January 31,
Production Data:                  2002           2003          2004

Production - Oil (Bbls)            498            403         949.9
Gas (Mcf)                       29,234         30,683       143,616
Average sales price -
Oil (Bbls)                      $19.65         $26.08        $28.62
Gas (Mcf)                      $  3.24         $ 3.44         $4.86
Average production
    costs per BOE              $  2.93         $ 4.79         $3.74

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

                                              January 31,
                                    2002            2003              2004
                               Oil      Gas      Oil     Gas       Oil     Gas
                             (Bbls)    (Mcf)    (Bbls)   (Mcf)   (Bbls)   (Mcf)
                              ------  ------   ------  -------  -------   ------

Proved reserves               6,842   713,262  3,761  597,773  73,790  4,394,959
Estimated future net cash
  flows from proved oil and
    gas reserves                $1,338,106      $2,147,220      $ 12,908,644

Present value of future net
  cash flows from proved
  oil and gas reserves          $  493,982      $  891,410      $  5,510,762

     In August 2003 the Company acquired 31 producing gas wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of Eastern Kentucky. As of January 31,2004 the present value of the future cash flows attributable to the properties in Kentucky was approximately $10,302,696 ($6,561,211 in Proved Developed Reserves and $3,741,485 in Proved Undeveloped Reserves).

     The Company's Proved Reserves include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Proved Reserves.

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

     As of April 30, 2004,  the Company  employed  seven people whose  functions
were  associated  with  management,   engineering,   geology,  land  and  legal,
accounting, financial planning and administration.

     The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The 4,800 square feet of office space is occupied under an unwritten lease, on a month-to-month basis, requiring rental payments of $3,800 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

EMPLOYEES

     At April 30, 2004, the Company employed seven people. The Company's employees worked in management, engineering, geology, land and legal and accounting. In addition, five part-time employees were responsible for the supervision and operation of the Company's field activities and providing well services.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma and consist of 4,800 square feet which is rented on a month-to-month basis for $3,800 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

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

     In February 2004 the Company settled all litigation brought by Dr. James Attarian and his affiliated companies. The settlement required the Company to:

o collectively pay $500,000 to Mankato Investments LLC, Mankato Energy Partners LLC and Prepaid Capital LLC, all of which are affiliated with Dr. Attarian;

o    issue 350,000 shares of its common stock to Mankato Investments LLC;

o grant Dr. Attarian an option to purchase 250,000 shares of the Company's common stock at a price of $0.32 per share any time prior to July 15, 2005.

     The shares of the Company's common stock issued to Mankato Investments LLC are restricted securities and do not have any registration rights. The options granted to Dr. Attarian are subject to the Company's Non-Qualified Stock Option Plan and the shares issuable upon the exercise of the options will be freely tradable.

     The settlement also required the Company to assign to Mankato Investments the Company's interests in oil and gas leases covering approximately 30,000 acres in Fremont County, Wyoming. The Company did not have any wells on the leases assigned to Mankato Investments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     Prior to May 7, 2003 the Company's common stock was traded listed on the Toronto Venture Exchange under the symbol EEG. On March 3, 2003 the Company's common stock was listed on the OTC Bulletin Board under the symbol EGSR. The following table sets forth the high and low sale prices of the Company's common stock in U.S. currency during the periods presented as reported by the Toronto Venture Exchange and the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. Closing Sale Price Common Stock Quarter Ended High Low

            April 30, 2001                   $0.19          $0.12
            July 31, 2001                    $0.25          $0.12
            October 31, 2001                 $0.25          $0.12
            January 31, 2002                 $0.16          $0.03

            April 30, 2002                   $0.07          $0.04
            July 31, 2002                    $0.13          $0.03
            October 31, 2002                 $0.13          $0.03
            January 31, 2003                 $0.11          $0.05

            April 30, 2003                   $0.21          $0.05
            July 31, 2003                    $0.46          $0.15
            October 31, 2003                 $0.30          $0.11
            January 31, 2004                 $0.26          $0.15

     On April 30, 2004, there were approximately 900 holders of the Company's common stock.

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

     During the year ended January 31, 2004 neither the Company, any officer or director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

Potential Issuance of Additional Shares.

     As of April 30, 2004 the Company had 30,263,001 outstanding shares of common stock.

     The following table lists additional shares of the Company's common stock which may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                        Number of        Note
                                                         Shares       Reference

   Shares issuable upon exercise of warrants sold in
   private offering                                     4,260,000           A

   Shares issuable upon exercise of options granted
   pursuant to the Company's Incentive and Non-
   Qualified Stock Option Plans.                          250,000           B

   Shares issuable upon the exercise of warrants
   issued to a private investor.                          100,000           C

   Shares issuable upon conversion of promissory note     500,000           D

   Shares issuable upon the exercise of warrants
   issued to a private investor.                        4,000,000           E

   A. Between January 1, 2004 and May 10, 2004 the Company sold 4,260,000 shares of common stock and 4,260,000 warrants to private investors for $1,278,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days.

   B. Options are held by Dr. James Attarian, a former director of the Company, are exercisable at a price of $0.32 per share and expire on July 15, 2005. See Item 3 of this report.

   C. The warrants allow the holders to purchase 100,000 shares of the Company's common stock at a price of $0.32 per share at any time prior to November June 30, 2005.

   D. In August 2003, the Company acquired oil and gas properties from three private corporations for $3,000,000 in convertible notes. At the holder's option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1.00 of note principal or accrued interest to be converted by one. In order to induce the noteholders to convert their notes into common stock, and thereby eliminate the debt owed to the noteholders, the Company provided the noteholders with an option to convert their notes at a conversion price of $0.50. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The company paid $100,000 on principal plus interest and the remaining note in the principal amount of $500,000 bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

   E. In September 2003 the Company agreed to sell 2,000,000 shares of its common stock to a private investor for $0.15 a share. For each share purchased the Company agreed to issue one warrant to the investor. For each warrant exercised, the Company will issue a second warrant to the investor. Each warrant entitles the investor to purchase one share of the Company's common stock at a price of $0.20 per share at any time on or before September 30, 2004 and at a price of $0.30 per share at any time after September 30, 2004. All warrants will expire on September 30, 2005. If the investor purchasers all 2,000,000 shares, the investor could acquire up to 4,000,000 additional shares of the Company's common stock. As of April 30, 2004 the investor had purchased 2,000,000 shares from the Company, had exercised 2,000,000 warrants and was therefore entitled to warrants to purchase an additional 2,000,000 shares of the Company's common stock.

     The Company has agreed to file a registration statement with the Securities and Exchange Commission so that the shares issuable upon the exercise of the warrants referred to in Note A as well as the shares referred to in Note D will be available for public sale.

     The shares issuable upon the exercise of the options referred to in Note B are available for public sale by means of a separate registration statement on Form S-8.

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

                                           Year Ended January 31,
Production Data:                      2002           2003           2004

Production - Oil (Bbls)               498            403           949.9
Gas (Mcf)                          29,234         30,683         143,616
Average sales price -
   Oil (Bbls)                      $19.65         $26.08          $28.62
Gas (Mcf)                         $  3.24        $  3.44           $4.86
Average production
    costs per BOE                 $  2.93        $  4.79           $3.74

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

YEAR ENDED JANUARY 31, 2004

     Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2004, as compared to the same period last year, are discussed below:

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

Oil and gas production        I        August 2003 acquisition of gas wells in
                                       Kentucky

Consulting                    I        Use of three consultants  during period
                                       and expense associated with issuance of
                                       stock for past services

Office and General Expense    I        Lease expense for new office equipment

Travel and Promotion          I        Expenses relating to geological  studies
                                       in Kansas, Wyoming, and the acquisition
                                       of  the  Kentucky properties.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's material sources and (uses) of cash during the year ended January 31, 2004 were:

      Cash used in operations                                  $(611,460)
      Loans from shareholder and unrelated third party         $(112,550)
      Sale of common stock                                    $1,002,878)
      Purchase of equipment and oil and gas properties         $(222,942)
      Increase (decrease)  in cash on hand at January 31, 2004   $55,926

     The Company's material sources and (uses) of cash during the year ended January 31, 2003 were:

      Cash on hand at February 1, 2002                         $   2,054
      Cash used in operations                                   (364,535)
      Loans from shareholder, related parties and investor       440,544
      Reduction of notes payable                                 (25,458)
      Other                                                      (31,222)
                                                                ---------
      Cash on hand at January 31, 2003                            21,383
                                                                ========

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

     During the years ended January 31, 2003 and 2002, the Company did not spend any amounts on oil and gas exploration and did not acquire any oil or gas properties. The lack of capital expenditures during the years ended January 31, 2003 and 2002 was primarily the result of the Company's inability to conduct exploration activities during these periods due to a lack of funds. During the year ended January 31, 2004 the Company spent $920,000 on oil and gas exploration.

     As of January 31, 2004, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

     As of January 31, 2004 the Company had outstanding loans to officers, directors and others of approximately $0.00. See Item 12 of this report for information concerning these loans. As of this same date the Company did not have sufficient funds to pay these liabilities. The Company plans to repay these loans from the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available, or from the proceeds received from the sale of the Company's capital stock. Mr. Shaw, who was owed $578,188 by the Company as of January 31, 2004, has advised the Company that he will not look for repayment of the amounts owed to him by the Company prior to December 31, 2004. The other lenders may at any time file a lawsuit to enforce the collection of the amounts owed by the Company.

     In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note in the principal amount of $600,000 bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any art of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

     Between January 1, 2004 and May 10, 2004 the Company sold 4,260,000 shares of common stock and 4,260,000 warrants to private investors for $1,278,000. Each warrant entitles the holder to puchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days.

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

     During the two fiscal years ended January 31, 2001 and subsequent interim period ended January 24, 2002, the Company did not consult with Spicer regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

     Effective April 8, 2004 Spicer Jeffries LLP resigned as the Company's independent accountants as a result of the decision by Spicer Jeffries to discontinue its auditing practice for publicly traded corporations. Spicer Jeffries audited the Company's financial statements for the fiscal years ended January 31, 2003, 2002 and 2001. The reports of Spicer Jeffries for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of Spicer Jeffries for these fiscal years was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ended April 8, 2004 there were no disagreements with Spicer Jeffries on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Spicer Jeffries would have caused it to make reference to such disagreements in its reports.

     On April 14, 2004 the Company retained Russell & Atkins, PLC to act as the Company's independent certified public accountants. The change in the Company's auditors was recommended and approved by the board of directors of the Company.

     During the two most recent fiscal years and subsequent interim period ending April 14, 2004 the Company did not consult with Russel & Atkins regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth information with respect to each of the Company's executive officers and directors. The Company's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. The Company's executive officers are elected by our board of directors and serve at its discretion.

Name                         Age       Position

George G. Shaw               73        President and Chief Executive Officer and
                                       Chairman of the Board
G. Scott Shaw                33        Vice President, Secretary and a Director
David W. Young               54        Chief Financial Officer and a Director

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

     The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. David W. Young is the director serving as the Company's financial expert. Since Mr. Young is an officer and director of the Company, Mr. Young is not independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange. Mr. Young is a certified public accountant and since 1981 Mr. Young has had his own public accounting firm.

     The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.energasresources.com

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation during the years ended January 31, 2004, 2002 and 2001, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2004.

                                                                     Long-Term
                                                                    Compensation
                                                                       Awards
                                                                   Common Stock
                                Year Ended   Annual Compensation    Underlying
Name and Principal Position     January 31,  Salary (2) Bonus (3)     Options

George G. Shaw                     2004     $34,000
   President and Chief
    Executive Officer              2003     $33,000        --             --
                                   2002     $33,000        --             --

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

     The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2005, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                   Proposed              Time to Be Devoted
Name                          Compensation            To Company's Business

George G. Shaw                   $60,000                      100%
G. Scott Shaw                    $48,000                      100%
David W. Young                   $24,000                       30%

     The Company does not have any employment agreements with its officers or employees. The Company does not maintain any keyman insurance on the life or in the event of disability of any of its officers.

STOCK OPTION AND BONUS PLANS

     Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of up to 2,000,000 shares of the Company's common stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by the Company's Board of Directors but cannot be less than the market price of the Company's common stock on the date the option is granted.

     Non-Qualified Stock Option Plan. The Company's Non-Qualified Stock Option Plan authorizes the issuance of up to 1,000,000 shares of the Company's common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Company's Board of Directors.

     Stock Bonus Plan. The Company's Stock Bonus Plan allows for the issuance of up to 4,000,000 shares of common stock. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and
Non-Qualified Stock Option Plans as of December 31, 2003. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                                                            Number of Securities
                                                             Remaining Available
                             Number                          For Future Issuance
                          of Securities                         Under Equity
                          to be Issued    Weighted-Average   Compensation Plans
                          Upon Exercise    Exercise Price  (Excluding Securities
                          of Outstanding    of Outstanding      Reflected in
Plan Category               Options  [a]       Options            Column (a))

Incentive Stock                   --              --              2,000,000
   Option Plan

Non-Qualified Stock Option
 Plan                        250,000           $0.32                750,000

     The following sets forth certain information as of April 30, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                 Total      Shares                   Remaining
                                Shares    Reserved for   Shares       Options/
                               Reserved   Outstanding   Issued As      Shares
Name of Plan                  Under Plans   Options    Stock Bonus   Under Plans

Incentive Stock Option Plan   2,000,000          --          --      2,000,000
Non-Qualified Stock Option
  Plan                        1,000,000     250,000          --        750,000
Stock Bonus Plan              4,000,000          --   1,270,000      2,730,000

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2004:

Incentive Stock Options
                                                                    Options
          Shares Subject   Exercise   Date of    Expiration      Exercised as of
           To Option        Price      Grant   Date of Option    April 30, 2004

                                None

Non-Qualified Stock Options
                                                                         Options
          Shares Subject   Exercise   Date of    Expiration      Exercised as of
           To Option        Price      Grant   Date of Option    April 30, 2004

             250,000        $0.32     6-30-03      7-15-05             --

Stock Bonuses

     Name             Shares Issued as Stock Bonus               Date Issued

Taylor Dillard                 350,000                           10/30/03
Hiram Kelly                    350,000                           10/30/03
Sherman Formhals               100,000                           10/30/03
David Young                    100,000                           10/30/03
Jerry Parry                    100,000                           10/30/03
George Shaw                    100,000                           10/30/03
Scott Shaw                     100,000                           10/30/03
Vicki Webb                      30,000                           10/30/03
Patricia Harris                 20,000                           10/30/03
Ronnie Webb                     20,000                           10/30/03
                             ---------
                             1,270,000
                             =========

Other Warrants and Convertible Securities

     See Item 5 of this report for information concerning other outstanding options and warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the beneficial ownership of the Company's common stock as of April 30, 2004 by (i) each person who is known to us to be the beneficial owner of more than 5%, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the Company's executive officers and directors, except that George G. Shaw is the father of G. Scott Shaw. For purposes of the following table, the number of shares and percent of ownership of the Company's common stock that the named person beneficially owns includes shares of the Company's common stock that the person has the right to acquire on or before June 30, 2004 from the exercise of stock options or otherwise.

                                                 Shares            Percent of
                                              Beneficially        Outstanding
Name and address                                 Owned               Shares

George G. Shaw
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105                  6,776,956 (1)          22.7%

G. Scott Shaw                                    463,780              1.5%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

David W. Young                                        --                --
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Clare LLC
401 South LaSalle, Suite 302
Chicago, Illinois 60605                               --                --

Executive Officers and Directors as a group
 (three persons)                               7,240,736             24.2%

(1) Includes (i) 2,024,916 shares held by Energas Corporation of which 1,759,680 of these shares are subject to a time-release escrow agreement, and (ii) 3,460,320 shares held by Energas Pipeline Co., Inc. are subject to a time-based escrow agreement and (iii) 1,585,000 shares of common stock held by Mr. Shaw. The shares held under the escrow agreements will be released from escrow in 12 six month installments commencing on March 21, 2002 (initially four installments of 290,000 shares of common stock followed by eight installments of 580,000 shares of common stock). Mr. Shaw controls Energas Corporation and Energas Pipeline Co., Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 2000, Mankato Investments LLC purchased 275,675 shares of common stock and common stock purchase warrants exercisable for the purchase of 275,675 shares of common stock for $.33 per share on or before December 21, 2002. The Company received proceeds from this sale of $60,350. In April 2001, Jurassic Capital LLC purchased 384,550 shares of common stock and common stock purchase warrants exercisable for the purchase of 384,550 shares of common stock for $.195 per share on or before April 11, 2003. The Company received proceeds from this sale of $74,733. Mankato Investments LLC and Jurassic Capital LLC are controlled by James H. Attarian, a former director of the Company.

     In February 1999 the Company borrowed $300,000 from Mankato Investments LLC to fund lease acquisitions and the exploration and development. The loan was due April 1, 2002 and beginning April 1, 2002 the loan bears interest at 12% per year. As of August 31, 2002 this loan was in default. As partial consideration for this loan, the Company issued warrants for the purchase of 60,000 shares of the Company's common stock at a price of $0.28 per share. These warrants were exercised in September 2000.

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

     Based upon Rule 144 forms filed with the Securities and Exchange Commission, the Company believes that substantially all of the shares owned by Mankato Investments, Jurassic Capital, and Dr. Attarian have been sold, or are in the process of being sold, in the public market.

     See "Legal Proceedings" for information concerning the settlement of lawsuits filed by Dr. Attarian against the Company.

     The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George Shaw, the owner of the building. During the years ended January 31, 2004, 2003 and 2002 the Company paid rent of $45,600, $61,803 and $40,797, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2004, 2003 and 2002, Energas Pipeline Company received $16,592, $14,428 and $13,765, respectively, for its services in operating the gathering system.

     As of January 31, 2004 the Company had borrowed approximately $578,188 from George Shaw and entities controlled by Mr. Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw and his affiliates were used to fund the Company's operations.

     The Company believes that the rent paid to Mr. Shaw and the terms of the other transactions between the Company and its officers and directors discussed above were fair and reasonable and were upon terms as least as favorable as the Company could have obtained from unrelated third parties.

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

Exhibit No.  Description of Exhibit                               Page Number

  3.1        Certificate of Incorporation                             *

  3.2        Bylaws                                                   *

  3.3        Certificate of Domestication in Delaware                 *

  4.1        Form of Certificate of Common Stock                      *

  4.6       Escrow Amendment Agreement among Registrant,
            Pacific Corporate Trust Company, Energas
            Corporation and Energas Pipeline Company                  *

  4.7       Escrow Agreement, dated September 20, 1991,
            among Registrant,  Pacific Corporate Trust
            Company, Energas Corporation and Energas Pipeline
            Company                                                   *

  4.8       Registration Rights Agreement, dated July 18, 2001
            between Registrant and Clare, LLC                         *

  4.9      Escrow Amendment Agreement, dated April 13, 1994,
           among Registrant,  Pacific Corporate Trust Company,
           Energas Corporation and Energas Pipeline Company           *

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

10.9       Gas Gathering  Agreement,  dated July 1, 1992
           between Energas Pipeline  Company,  Inc.
           and A.T. Gas Gathering Systems, Inc.                       *

10.10      Gas Purchase  Agreement,  dated February 13, 1997,
           between  Panenergy Field Services, Inc. and Energas
           Pipeline Company.                                          *

10.11      Gas  Purchase  Agreement, dated October 1, 1999,
           between  Registrant  and Ozark Gas Gathering, L.L.C.       *

16.         Letter regarding change in certifying public
            accountant.                                              **

21.         Registrant's Subsidiaries                                 *

31.         Rule 13a-14(a)/15d-14(a) certifications                ______

32.         Section 1350 certifications                             _____

* Incorporated by referenced to the same exhibit filed with the Company's initial registration statement on Form 10-SB.

** Incorporated by reference to the same exhibit filed with the Company's report on Form 8-K dated April 8, 2004.

     During the three months ended January 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Spicer Jeffries LLP served as the Company's independent public accountants during the fiscal year ended January 31, 2002 and 2003. The following table sets forth the aggregate fees billed to the Company during the years ended January 31, 2003 and 2004 by Spicer Jeffries LLP.

                                    2003         2004

Audit Fees                       $13,938       $17,500
Audit-Related Fees                    --            --
Financial Information Systems         --            --
Design and Implementation Fees        --            --
Tax Fees                              --            --
All Other Fees                        --            --

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Spicer Jeffries LLP was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

     Effective April 8, 2004 Spicer Jeffries LLP resigned as the Company's independent accountants as a result of the decision by Spicer Jeffries to discontinue its auditing practice for publicly traded corporations.

     On April 14, 2004 the Company retained Russell & Atkins, PLC to act as the Company's independent certified public accountants.

ENERGAS RESOURCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

                                   RUSSELL & ATKINS, PLC

                                                     5809 North Grand, Suite D
Dennis Atkins                                        Oklahoma City, OK 73118
Casey Russell                                        Telephone: (405) 07-8743
Member SEC                                           Fax: (405) 607-8744
Practice Section                                     E-mail: HARCPAS@hotmail.com

-------------------------------------------------------------------------------

To the Board of Directors
Energas Resources, Inc.

We have audited the consolidated balance sheets of Energas Resources, Inc. as of January 31, 2004 and 2003 and the consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Energas Resources, Inc. as of January 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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


/s/ Russell & Atkins, PLC
---------------------------
Oklahoma City, Oklahoma
May 17, 2004

                            ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           January 31, 2004 and 2003

                                                   Year Ended     Year Ended
                                                       2004          2003
                                                   -----------------------------
                      Assets
Cash and Cash Equivalents                             77,309        21,383
Accounts Receivable                                  152,330           700
                                                     ---------------------
               Total Current Assets                  229,639        22,083

Property and Equipment, Net (Note 3)               3,691,836       505,595
                                                   -----------------------
                   Total Assets                   $3,921,475      $527,678
                                                  ========================

      Liabilities and Stockholders' (Deficit)

Accounts Payable and Accrued Expenses                369,297       270,002
Due to Related Parties and Shareholders (Note 7)   1,080,229     1,007,404
Investor Advance                                     373,915       168,000
Current Portion of Long Term Debt                    157,391        34,542
                                                   ------------------------
             Total Current Liabilities            $1,980,832    $1,479,948

Long-Term Debt - Less Current Portion              2,950,375            --
                                                   ------------------------
                 Total Liabilities                $4,931,207    $1,479,948

              Stockholders' (Deficit)

Commons Stock, $.001 Par Value 100,000,000
 shares authorized; 33,163,001 and 26,143,00
 shares issued and outstanding                        33,163        26,143
Additional Paid in Capital                         8,644,157     7,621,777
Deficit                                           (9,687,052)   (8,600,190)
                                                   ------------------------
           Total Stockholders' (Deficit)          (1,009,732)     (952,270)
                                                   -------------------------

    Total Liabilities and Stockholders' Deficit   $3,921,475     $ 527,678
                                                   ========================

                            ENERGAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
           As of and for the Years Ending January 31, 2004 and 2003

                                         Year Ended           Year Ended
                                            2004                 2003
                                         ---------------------------------------
                Revenues
Oil and Gas Sales                         $ 296,657           $ 116,031
Pipeline Revenues                            15,365              15,808
Gain from Debt Refinancing                        -              10,904
                                         -------------------------------
             Total Revenues                 312,022             142,743

                Expenses
Salaries and Benefits                       393,862             254,567
Depreciation and Depletion                   36,701              30,885
Legal and Accounting                        143,602              86,637
Rent                                         45,600              61,803
Oil and Gas Production                      315,109              26,544
Consulting                                  246,721              32,682
Office and General                           41,668              28,622
Travel and Promotion                            359              16,530
Telephone                                    16,477              17,924
Regulatory Fees                               3,537               6,952
Pipeling Costs                                3,000              20,793
Interest Expense                            152,248              45,596
                                         -------------------------------
             Total Expenses               1,398,884             629,535
                                         -------------------------------

                Net Loss                $(1,086,862)          $(486,792)
                                        ================================

Loss Per Share - Basic and Diluted      $     (0.04)          $   (0.02)
                                         ===============================

Weighted Average Shares Outstanding      28,667,028          26,143,001
                                         ==============================

                             ENERGAS RESOURCES, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
            As of and for the Years Ending January 31, 2004 and 2003

                                                       Year Ended    Year Ended
                                                          2004          2003
                                                         ----------------------
          Cash Flows From Operating Activities
Net Loss From Operating Activities                    $(1,086,862)   $(486,792)
Adjustments to reconcile net loss to net cash
 provided by operating activities Depreciation
  and Depletion                                            36,701       30,885

  Amortization of discount and debt issuance costs                       2,444

  Gain on settlement of past due note payable                          (10,904)
   Stock Paid for Consulting                               50,000
   Employee Bonus and Stock Bonus                         279,400
   Stock Issued for Debt                                  100,000
   Interest Capitalized                                   107,766
(Increase) Decrease in Accounts Receivable               (151,630)       6,092

   Prepaid Expenses                                                        214

   Other Assets                                                          4,000
Increase (Decrease) in Accounts Payable and
   Accrued Expenses                                        53,165       89,526
                                                         ----------------------
     Net Cash Flows From Operating Activities            (611,460)    (364,535)

          Cash Flows From Financing Activities
Increase (Decrease) in Due to Related Party and
        Stockholders                                       55,450      272,544
Payments on Notes Payable                                       -      (25,458)
Sale of Common Stock                                    1,002,878
Proceeds From Investor Advance                           (168,000)     168,000
                                                       -----------------------
   Net Cash Provided (Used) by Financing Activities       890,328      415,086

           Cash Flows From Investing Activities
Purchase of Property and Equipment                       (222,942)     (31,222)
                                                        -----------------------
   Net Cash Provided (Used) in Investing ctivities       (222,942)     (31,222)
                                                        -----------------------

           Increase (Decrease) in Cash                     55,926       19,329
Cash at Beginning of Year                                  21,383        2,054
                                                       ------------------------
Cash at End of Year                                    $   77,309     $ 21,383
                                                      ========================

Supplemental Information:
   Interest Paid in Cash                                       -
   Income Taxes Paid in Cash                                   -
Non-Cash Transactions:
   Stock Issued for Consulting and Employee
   Compensation and Bonuses                              329,400
   Stock Issued to Settle Debt Obligations               100,000
    Interest Expense Added to the Pincipal Balance
      of Long Term Debt                                  107,765
   Settlement of Accrued Interest for Note Payable                      10,000
                                                       ------------------------
                                                       $ 537,165       $10,000
                                                      =========================

                                                       Year Ended    Year Ended
                                                          2004          2003
                                                      -------------------------
Cash and Cash Equivalents                                77,309        21,383
Accounts Receivable                                     152,330           700
Property and Equipment, Net (Note 3)                  3,691,836       505,595

                      Total Assets                   $3,921,475      $527,678
                                                     =========================

         Liabilities and Stockholders' (Deficit)
Accounts Payable and Accrued Expenses                   323,167       270,002
Due to Related Parties and Shareholders (Note 7)      1,162,854     1,007,404

Investor Advance                                                      168,000
Current Portion of Long Term Debt                       387,044        34,542
                                                      ------------------------
                Total Current Liabilities             1,873,065     1,479,948

Long-Term Debt Less Current Portion                   3,058,142             -
                                                    -------------------------

                    Total Liabilities                 4,931,207     1,479,948

                 Stockholders' (Deficit)
Commons Stock, $.001 Par Value 100,000,000 Shares
     Authorized and 33,163,001 and 26,143,00
     shares issued and outstanding                      33,163         26,143
Additional Paid in Capital                           8,644,157      7,621,777
Deficit                                             (9,687,052)    (8,600,190)
                                                    --------------------------
              Total Stockholders' (Deficit)         (1,009,732)      (952,270)
                                                    --------------------------

    Total Liabilities and Stockholders' Deficit    $ 3,921,475      $ 527,678
                                                   ===========================

                                  ENERGAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  As of and for the Years Ending January 31, 2004 and 2003



                                                Common Stock         Additional
                                          -------------------------    Paid In       Accumulated
                                             Shares        Amount      Capital         Deficit
                                          -------------------------------------------------------
        Balances, January 31, 2002        $ 26,143,001      26,143   $7,621,777      $(8,113,398)

Net Loss                                                                                (486,792)
                                          -------------------------------------------------------
        Balances, January 31, 2003        $ 26,143,001      26,143   $7,621,777      $(8,600,190)

Stock issued for consulting (4/9/03 @
     $.10 per share)                           500,000         500       49,500
Private Placement (6/30/03 @$.05 per
     share)                                  1,000,000       1,000       49,000
Private Placement (9/10/03 @$.15 per
     share)                                  2,000,000       2,000      298,000
Settlement of debt for stock (9/29/03 @
     $.10 per share)                         1,000,000       1,000       99,000
Stock bonus (10/16/03 @ $.22 per share)        700,000         700      153,300
Employee stock plan (10/16/03 @ $.22 per
     share)                                    570,000         570      124,830
Exercise of stock warrants (1/31/04 @
     $.20 per share)                         1,250,000       1,250      248,750

Net Loss                                                                              (1,086,862)
                                          --------------------------------------------------------
        Balances, January 31, 2004        $ 33,163,001      33,163   $8,644,157       (9,687,052)
                                          ========================================================


                         ENERGAS RESOURCES, INC.
                   SUPPLEMENTAL INFORMATION (UNAUDITED)
                  Years Ended January 31, 2004 and 2003


Capitalized Costs Relating to Oil and Gas Producing
Activities at January 31,                              2004           2003
                                                     -------         -------

Unproved oil and gas properties                      $234,093       $234,093
Proved oil and gas properties                       3,509,485        337,341
                                                    ------------------------
                                                    3,743,578        571,434
Less accumulated depreciation, depletion,
amortization and impairment                          (103,668)       (72,783)
                                                    ------------------------

Net capitalized costs                               $3,639,910      $498,651
                                                    ========================

Costs Incurred in Oil and Gas Producing Activities
For the Year Ended January 31,                         2004           2003
                                                     -------         -------

Property acquisition costs Proved                   $3,000,000             -

     Unproved                                                -       $29,880

Exploration costs                                     $490,000             -

Development costs                                     $430,000             -

Amortization rate per equivalent barrel of
    production                                        $   4.51         $4.57

Results of Operations for Oil and Gas Producing
   Activities For the Year Ended January 31,           2004           2003
                                                     -------         -------

Oil and gas sales                                     $296,657      $116,031

Gain on sale of oil and gas properties                       -             -

Gain on sale of oil and gas leases                           -             -
Production costs                                      (315,109)      (26,544)
Exploration expenses                                         -             -
Depreciation, depletion, and amortization              (30,885)      (25,211)
                                                    ------------------------
                                                       (49,337)       64,276
Income tax expense                                           -             -
                                                    ------------------------
Results of operations for oil and gas producing
    activities (excluding corporate overhead and
   financing costs)                                   ($49,337)      $64,276
                                                    ========================

                             ENERGAS RESOURCES, INC.
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      Years Ended Janaury 31, 2004 and 2003


                                                      2004                2003
                                              ----------------------------------------
                                                  Oil       Gas        Oil      Gas
                                                (Bbls)    (Mcf)      (Bbls)    (Mcf)
Proved developed and undeveloped reserves
     Beginning of year                            3,761   597,773     6,8427   13,262
     Revisions of previous estimates                                  (2,678) (84,806)

     Improved recovery                            5,714         -          -        -
     Purchase of minerals in place                  635   156,917          -        -

     Extensions and discoveries                       -         -          -        -
     Production                                    (950) (143,616)      (403) (30,683)

     Sales of minerals in place                       -         -          -        -
                                               ----------------------------------------
End of year                                       9,160   611,074      3,761  597,773
                                               ========================================

Proved developed reserves
     Beginning of year                            3,761   597,773      6,842  713,262
     End of year                                  9,160   611,074      3,761  597,773





                                                           2004       2003
Standardized Measure of Discounted Future Net
Cash Flows-

     Future cash inflows                              $  3,625,280  $2,976,046
     Future production costs                            (1,019,332)   (828,826)
     Future development costs                                    -           -
     Future income tax expenses                                  -           -
                                                        ----------------------
     Future net cash flows                               2,605,948   2,147,220
          10% annual discount for estimated              1,493,407   1,255,810
timing of cash flows                                    (         ) (         )
                                                        ----------------------
     Standardized measures of discounted
     future net cash flows relating to proved
     oil and gas reserves                               $1,112,541  $ 891,410
                                                        ======================

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS

Energas Resources, Inc. was originally incorporated in 1989 in British Columbia, Canada as a public company listed on the Canadian Venture Exchange. In 2001, the Company registered as a Delaware corporation becoming a United States domestic corporation. In 2002, its registration statement filed with the Securities and Exchange Commission became effective and its stock is traded in the Over the Counter (OTC) market.

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

On August 1, 2003, the Company entered into agreements to acquire producing oil and gas properties located in Kentucky from three private corporations in exchange for $3,000,000 in convertible notes. All properties were initially transferred into TGC, Inc. ("TGC") (a Kentucky corporation) and 100% of the outstanding shares of TGC were subsequently transferred into Energas Resources, Inc. The notes are convertible at a rate of one share of common stock for each $1.00 of principal converted. The properties consist of 31 producing wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres.

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of January 31, 2004, it had a working capital deficiency of $1,643,426 and incurred an operating loss of $1,086,862 for the year then ended. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional resource property interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these consolidated financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AT Gas and TGC. All significant intercompany items have been eliminated in consolidation.

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

In applying the full-cost method, the Company performs a ceiling test to ensure that capitalized costs net of accumulated depletion do not exceed the estimated future net revenues from production of proven reserves. The carrying value of the properties is compared quarterly to estimated future net cash flows from production or proven reserves. The present value of future net revenue from proved reserves is estimated, using a 10% discount rate, based on current prices less estimated future development and production costs. In addition, the cost of properties not being amortized and the lower of cost or estimated fair value of unproven properties included in the costs being amortized is added to the present value of the future net revenues and this amount is adjusted for the related tax effects for the purposes of computing the ceiling. During the years ended January 31, 2004 and 2003, the Company recognized no impairment to properly state its capitalized costs under the full cost method.

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

Environmental liabilities - The Company expenses or capitalizes environmental costs depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the years ended January 31, 2004 and 2003, the Company spent $-0-on plugging and filling well holes, removing drilling anchors, hauling and disposing of water and drilling mud, filling mud pits, surface leveling and reseeding and general site clean up.

Financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable, and amounts due to shareholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments and that their fair values approximate their carrying values, unless otherwise noted.

Foreign currency translation - Foreign currency is translated in accordance with Statement of Financial Accounting Standards No. 52, which provides the criteria for determining the functional currency for entities operating in foreign countries. The Company has determined its functional currency is the United States (U.S.) dollar since substantially all of its operations are in U.S. dollars. Financial statements of previous periods presented in Canadian dollars have been translated to U.S. dollars at rates prevailing during the year for revenue and expense items and at year-end rates for assets and liabilities except for fixed assets and prepaid expenses which are translated at the rate in effect at the time of their acquisition. The net effects of currency translations were not material in any period.

Earnings per share - The Company follows SFAS No. 128; Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2004 and 2003, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred; whereas under EITF Issue No. 94-3, a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

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

SFAS No. 149 " Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities".

SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

NOTE 3 - PROPERTY AND EQUIPMENT


                                                     Accumulated        Net
                                                    Depreciation/   Book Value
                           Cost       Depletion       2004            2003
Unproved oil and gas
  properties            $ 234,093     $       -      $  234,093     $  234,093
Proved oil and gas
  Properties            3,509,485       103,668       3,405,817        264,558
Office equipment           19,976        17,785           2,191          6,944
Truck                      24,120        24,120               -              -
Pipeline and equipment     74,485        24,750          49,735              -
Computer software           2,400         2,400               -              -
                    ___________________________________________________________
                      $ 3,864,559     $ 172,723      $3,691,836     $  505,595

Oil and gas properties are accounted for using the full cost method as discussed in Note 2. Depletion was $30,885 and $25,211 for the years ended January 31, 2004 and 2003, respectively.

NOTE 4 - NOTES PAYABLE

                                                           2004          2003

Note payable to individual, bearing interest at 12%,
  payments of $5,000 monthly, due March 6, 2003,
  secured by personal guarantee of Company's
  President and 200,000 shares of his stock in the
  Company                                             $   13,492     $  34,542
                                                      ==========     =========

NOTE 5 - COMMON STOCK

The Company has authorized capital of 100,000,000 common shares with a $.001 par value. The issued shares are as follows:

                                    2004                    2003
                                   Number       Amount      Number       Amount

Balance, beginning of year       26,143,001   $7,647,920  26,143,001  $7,647,920
Shares issued for:
  Services                        1,770,000      329,400           -           -
  Private placement, net of
  legal costs                     3,000,000      350,000           -           -
  Warrants exercised, net of
  legal costs                     1,250,000      250,000           -           -
  Settlement of debt              1,000,000      100,000           -           -
                                -----------  -----------   ---------  ----------
Balance, end of year             33,163,001  $ 8,677,320  26,143,001 $ 7,647,920
                                 ==========  ===========  ========== ===========

In April 2003, the Company issued 500,000 shares of common stock at $.10 per share in exchange for services valued at $50,000. In October 2003, the Company issued 1,270,000 shares of common stock at $.22 per share to ten employees as compensation for services valued at 279,400.

In June 2003, the Company issued 1,000,000 shares of common stock at $.05 per share in exchange for cash of $50,000. In September 2003, the Company issued 2,000,000 shares of common stock at $.15 per share in exchange for $300,000 cash.

In September 2003, the Company issued 1,000,000 shares of common stock at $.10 per share for the relief of $100,000 of debt.

In October 2003, a related party exercised warrants to purchase 1,250,000 shares of common stock at a price of $.20 per share for a total of $250,000.

Options and warrants - The Company has issued stock options and stock warrants as follows:

                    Outstanding   Granted   Exercised  Outstanding
        Exercise    January 31,     or         or      January 31,  Expiration
          Price         2002    (Cancelled)  Expired     2003          Date

Warrants: $ 0.32     275,675         -      (275,675)         -       12/31/02
          $ 0.20     384,550         -             -    384,550       04/07/03

Options:  $ 0.32                250,000                  50,000       07/15/05

Warrants: $ 0.20     384,550          -     (384,550)         -       04/07/03*
          $ 0.32                100,000            -    100,000       06/30/05
        $0.20/0.30 2,000,000          -            -  2,000,000      9/30/04-05

   *Expired unexercised

The Company is offering for sale a Private Placement under an exemption from registration provided by Regulation D of Section 4(2) of the Securities Act of 1933. Such Offering is for a total of 500 units at $3,000 per unit. Each unit consists of 10,000 shares of common stock at a price of $.30 per share and 10,000 warrants exercisable at $.50 per share for two years following the Offering closing date. The total proceeds to the Company, net of sales commissions of $150,000, assuming all 500 units will be sold, will be $1,350,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had oil and gas sales and pipeline revenue of $237,498 and $131,839 during the years ended January 31, 2004 and 2003 from Energas Pipeline Company ("EPC"), which is owned by the President of the Company. EPC purchases oil and gas at the wellhead from the Company, generating oil and gas sales, and then resells to Conoco and Duke Energy. EPC also pays a gathering fee to the Company recorded as pipeline revenue.

The Company incurred oil and gas production and pipeline costs to Energas Corp., a company owned by the President of the Company, in the amounts of $47,100 and $47,337 for the years ended January 31, 2004 and 2003.

In addition, the Company leases office space on a month-to-month basis from Shaw Construction Company, owned by the President of the Company, and incurred rent expense in the amount of $45,600 and $61,803 during the years ended January 31, 2004 and 2003.

NOTE 7 - DUE TO RELATED PARTIES AND NOTE PAYABLE TO SHAREHOLDER

                                                          2004           2003

Open advances from related corporation owned by
  Company's President, non-interest bearing          $ 742,810      $ 444,686

Note payable to shareholder, bearing interest at
  12%, due April, 2002, unsecured                      280,000        300,000

Advance from shareholder, non-interest bearing               -        100,000

Note payable to shareholder, non-interest bearing,
  due May 2002, unsecured                                    -         60,000

Open advances from Company's President,
  non-interest bearing                                  18,927         48,718

Advance from shareholder, non-interest bearing               -         29,000

Note payable to shareholder, bearing interest
  at 10%, due August 2002, unsecured                    25,000         25,000
                                                    ----------       ---------
                                                    $1,066,737     $1,007,404
                                                   ===========     ===========

NOTE 8 - INVESTOR ADVANCE PAYABLE

During the year ended January 31, 2003, the Company entered into an agreement with an investor seeking to acquire an interest in its oil and gas properties. Pursuant to this agreement, the Company received a total of $168,000 during the year ended January 31, 2003. An additional $205,915 was received during the year ended January 31, 2004 from three investors. The Company has not yet completed the transfer of any interests in its oil and gas properties to theses investor and, accordingly, the funds received are recorded as a current liability in the accompanying consolidated financial statements.

NOTE 9 - LONG TERM DEBT
                                                         2004           2003
Note payable to private corporation, secured by
oil and gas properties, interest at 8.5%, convertible
to common stock at a rate of one share for each
dollar owed, due in 240 monthly installments
including principal and interest in the amount
  of $12,972.70 beginning September 1, 2003        $ 1,553,883      $         -

                                                         2004           2003
Note payable to private corporation, secured by
oil and gas properties, interest at 8.5%, convertible
to common stock at a rate of one share for each
dollar owed, due in 240 monthly installments
including principal and interest in the amount
  of $8,678.23 beginning September 1, 2003            1,035,922             -

Note payable to private corporation, secured by
oil and gas properties, interest at 8.5%, convertible
to common stock at a rate of one share for each
dollar owed, due in 240 monthly installments
including principal and interest in the amount
  of $4,339.12 beginning September 1, 2003              517,961            -

                                                    $ 3,107,766      $     -
          Less: Current Portion                        (157,391)
                                                     ----------      -------
                                                   $  2,950,375      $     -
                                                   ============     ========


Maturities of long-term debt for the next five years ending January 31, are as follows:

2006  $54,011
2007   58,784
2008   63,980
2009   69,636
2010   75,791


NOTE 10 - INCOME TAXES

The Company has approximately $6,682,000 of net operating losses expiring through 2024 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2004, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $2,673,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2004 and 2003 are as follows:

                                                2004           2003

            Deferred tax liabilities        $       --       $       --

            Deferred tax assets
                 Net operating losses      $ 2,673,000       $2,294,000

            Valuation allowance for
                 deferred tax assets        (2,673,000)      (2,294,000)
                                           ------------      -----------
                                          $         --      $         --
                                          =============     ============

The valuation allowance increased $379,000 and increased $126,303 for the period ending January 31, 2004 and 2003, respectively.

NOTE 11 - CONTINGENCIES

The Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. During the years ended January 31, 2004 and 2003, the Company spent $-0- on plugging and filling well holes, removing drilling anchors, hauling and disposing of water and drilling mud, filling mud pits, surface leveling and reseeding and general site clean up. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on its operations, risks of substantial costs and liabilities are inherent in oil and gas production, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Through the date of this report, the Company has no asserted or unasserted environmental claims or no liability has been accrued in the accompanying balance sheets.

Litigation - As of January 31, 2004, the Company had no pending or threatened litigation other than the settlement detailed in Note 12.

NOTE 12 - SUBSEQUENT EVENTS

During the period from February 1, 2004 through May 14, 2004, the Company sold a total of 443 units of its Private Placement for a total of $1,329,000 of which $1,275,000 has been received. The Company has also settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $.32 with an expiration date of June 15, 2005.

                             ENERGAS RESOURCES, INC.
                      SUPPLEMANTAL INFORMATION (UNAUDITED)
                      Years Ended January 31, 2004 and 2003



The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect values or fair market values of the Company's' reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise that those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based in year end statutory rates, with consideration of future tax rates already legislated) to be incurred on continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the17th day of May 2004.

                                  ENERGAS RESOURCES, INC.

                                  By /s/ George G. Shaw
                                     -----------------------------
                                    George G. Shaw, President and Chief
                                    Executive Officer

                                  By /s/ David W. Young
                                     ----------------------------
                                     David W. Young, Chief Financial Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
-----------------------
George G. Shaw                      Director             May 17, 2004

/s/ G. Scott Shaw
-------------------------
G. Scott Shaw                       Director             May 17, 2004

/s/ David W. Young
---------------------
David W. Young                      Director             May 17, 2004

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS