Form 10QSB
period 2004-04-30
ENERGAS RESOURCES INC
filed 2004-06-22
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                       For the quarterly period ended April 30, 2004

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]


As of June 15, 2004, the Company had 40,063,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                April 30        January 31
ASSETS                                            2004             2004

Current Assets
   Cash                                      $  89,687        $  77,309
   Accounts receivable                         155,586          152,330
   Prepaid expenses                                  -                -
                                         ------------- ----------------
      Total Current Assets                     245,273          229,639

Property and equipment, net                  3,969,294        3,855,492
                                            ----------       ----------

                                            $4,214,567      $ 4,085,131
                                            ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts Payable and Accrued Expenses   $   332,160      $   369,298
   Due to shareholder and related parties      220,117        1,066,737
   Investor Advance payable                  1,469,669          373,915
   Note payable                                 11,992           13,492
   Current Portion of Long Term Debt           157,391          157,391
                                           -----------     ------------

   Total Current Liabilities                 2,191,329        1,980,833
                                            ----------       ----------
   Long-term debt less current portion       2,749,108        2,950,375
                                            ----------      -----------

                Total Liabilities            4,940,437        4,931,208


SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000
 shares authorized 34,263,001 shares issued
 and outstanding                                34,263           33,163
Additional paid in capital                   8,863,057        8,644,157
Deficit                                     (9,623,192)      (9,523,397)
                                            -----------     ------------
                                            (  725,872)        (846,077)
                                          -------------    -------------
                                           $ 4,214,567      $ 4,085,131
                                           ===========      ===========






                                    Unaudited

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three months ending April 30,
                                            2004          2003
                                            ----          ----
REVENUE:
     Oil and gas sales                 $ 129,599       $  48,437
     Pipeline Revenue                      3,972           4,162
                                    ------------      ----------
                                         133,531          52,599
                                      ----------       ---------

EXPENSES:
     Salaries and Benefits                63,825          75,173
     Depreciation & Depletion             45,792           7,721
     Legal and accounting                  8,346          26,528
     Rent                                 11,400          11,400
     Oil and gas production               60,813           7,165
     Consulting                                -           9,000
     Office and General                   13,947           8,264
     Travel and promotion                  6,649          10,207
     Telephone                             3,730           4,401
     Regulatory fees                         949             968
     Pipeline costs                          500             500
     Interest Expense                     65,550          11,425
                                       ---------       ---------
                                         281,501         172,752

Net loss before extraordinary item     ( 147,970)      ( 120,153)
Extraordinary item - Gain on
 Settlement of Debt                       48,175               -
                                       ---------       ---------

NET LOSS                              $ ( 99,795)     $ (120,153)
                                      ===========     ===========

EARNINGS (LOSS) PER SHARE           $      (.003)  $       (.005)
                                    =============  ==============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                        34,263,001      26,143,001
                                      ==========     ===========







                                    Unaudited

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three months ending April 30,
                                                      2004           2003
                                                      ----           ----
OPERATIONS:
      Net Profit (Loss)                         $  ( 99,795)     $ (120,153)
      Add: Depreciation & Depletion                  45,792           7,721
      Change in non-cash working capital
          balances related to operations:           (40,392)         (8,054)
                                                 --------------------------
                                                   ( 94,395)      ( 104,378)

FINANCING: (For the period)
      Shares Issued                                 220,000               -
      Increase (decrease) in advances from
        shareholder                                (846,620)         45,807
      Increase in investor advance payable        1,095,754          67,940
      Increase (Decrease) Notes Payable            (202,767)         (5,500)
                                                  ---------       ----------
                                                $   266,367       $ 108,247

INVESTING:

        Purchase of Equipment                        (9,939)              -
        Oil and Gas Property Decrease (Increase)   (149,655)            730
                                                ------------      ---------
                                                   (159,594)            730
                                                ------------      ---------

INCREASE (DECREASE) IN CASH                          12,378           4,599
CASH AT THE BEGINNING OF PERIOD                      77,309          21,383
                                                -----------       ---------

CASH AT END OF PERIOD                               $89,687       $  25,982
                                                ===========       =========
















                                    Unaudited

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

The Company is in the process of developing its petroleum and natural gas properties and as of April 30, 2004 had a working capital deficiency of $(1,946,056) and had incurred an operating loss of $(99,795) for the three months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiary AT GAS for the quarterly period ended April 30, 2004 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended January 31, 2004 and 2003 included on Form 10-K as filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

The consolidated financial statements do not give effect of any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these consolidated financial statements.

As explained in Note 3, in August 2003 the Company acquired 31 producing gas wells, a gas pipeline and undeveloped acreage.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AT GAS. All significant intercompany items have been eliminated in consolidation.

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the three months ended April 30, 2004.

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration -The Company sells all of its oil production and a portion of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Scissortail Energy. The Company believes that either or both of these customers can be replaced on a timely basis.

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

                                        Three Months Ended
                                 April 30, 2004      April 30, 2003
      Net loss:
      As reported                  $( 99,795)         $(120,153)

      Pro forma net loss           $( 99,795)         $(120,153)
                                   ==========         ==========

      Net loss per common share, basic and diluted:

            As reported              $(0.003)          $(0.005)
            Pro forma                $(0.003)          $(0.005)

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

3.    ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The Company believes annual revenues from the producing wells and the pipeline exceed $500,000. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. In March, 2004, a total of $2,500,000 of these notes were converted into equity.

4.            SETTLEMENT OF LITIGATION

On April 2, 2004, the Company has also settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $.32 with an expiration date of June 15, 2005.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2004, as compared to the same period last year, are discussed below:

                            Increase (I)
Item                      or Decrease (D) Reason
----                      --------------  ------

Oil and Gas Sales               I         Increase in gas prices and August 2003
                                          acquisition of gas wells in Kentucky

Depreciation and Depletion      I         August 2003 acquisition of gas wells
                                          in Kentucky

Legal and Accounting            D         The Company completed the filing of
                                          its Form 10-SB during the three months
                                          ended April 30, 2003.  Similar legal
                                          and accounting fees were not incurred
                                          during the current quarter.

Oil and gas production          I         August 2003 acquisition of gas wells
                                          in Kentucky

Consulting                      D         The Company did not use any
                                          consultants during the current
                                          quarter.

Office and General Expense      I         Expenses associated with the Company's
                                          private offering and temporary help.

Interest Expense                I         Interest expense (8.5%
                                          per year) related to $3,000,000 in
                                          convertible notes issued by
                                          Company to pay for oil and gas
                                          properties in Kentucky.

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2004:

      Cash used in operations                                   $(94,395)
      Sale of common stock                                       220,000
      Payment of amounts owed to George Shaw                    (846,620)
      Loans from investor                                      1,095,754
      Reduction of notes payable                                (202,767)
      Purchase of equipment and oil and gas properties          (159,594)

      Increase in cash on hand at April 30, 2004                 $12,378

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

     As of April 30, 2004, George Shaw, the Company's President, was owed $220,117. Mr. Shaw has advised the Company that he will not seek the repayment of his loans prior to December 31, 2004.

     As of April 30, 2004, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

Number             Description

 31            Rule 13a-14(a)/15d-14(a) certifications
 32            Section 1350 certifications

      The Company did not file any reports on Form 8-K during the three months ended April 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2004.

                                      ENERGAS RESOURCES, INC.


                                  By  /s/ George G. Shaw
                                      ----------------------------------------
                                      George G. Shaw, President and Chief
                                      Executive Officer



                                  By  /s/ David W. Young
                                      ----------------------------------------
                                      David W. Young, Chief Financial Officer