Form 10-K/A
period 2004-01-31
ENERGAS RESOURCES INC
filed 2004-07-13
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2004

                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                    73-1620724
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                  73105
---------------------------------------                   ----------------
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
                               X
                            ------       ------
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

As of April 30, 2004 the Company had 34,263,001 issued and outstanding shares of common stock.

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

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                          Year Ended January 31,
                            --------------------------------------------------
                                 2002            2003              2004
                                 ----            ----              ----
                            Gross    Net     Gross    Net      Gross    Net

Exploratory Wells (1):
  Productive:
     Oil                      --      --       --      --
     Gas                      --      --       --      --      1.00    .875
  Nonproductive               --      --       --      --      1.00    1.00

Development Wells (1):
  Productive:
     Oil                      --      --       --      --
     Gas                      --      --       --      --         6    5.25
  Nonproductive               --      --       --      --

Total Wells (1):
  Productive:
     Oil                      --      --       --      --
     Gas                      --      --       --      --         7   6.125
  Nonproductive               --      --       --      --         1       1


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

                       Productive          Developed          Undeveloped
                        Wells (1)           Acreage            Acreage (2)
                      -------------      --------------     ----------------
                      Gross    Net        Gross     Net       Gross       Net

Oklahoma                5      2.4           -       -            -         -
Wyoming                 2       .4          80      32        5,613     3,015
Kentucky               37     32.4       1,480   1,295       21,520    18,830
                     ----     ----       -----   -----       ------    ------
Totals                 44     35.2       1,560   1,327       27,133    21,845

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                         Year Ended January 31,
                                -----------------------------------------
Production Data:                 2002             2003             2004
                                 ----             ----             ----

Production - Oil (Bbls)           498              403              950
Gas (Mcf)                      29,234           30,683          143,616
Average sales price -
Oil (Bbls)                   $  19.65          $ 26.08         $  28.62
Gas (Mcf)                    $   3.24          $  3.44         $   4.86
Average production
  costs per BOE              $   2.93          $  4.79         $   3.74

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

      Below are estimates of the Company's net Proved Reserves and the present value of estimated future net revenues from such Reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). The standardized measure of discounted future net cash flows is determined by using estimated quantities of Proved Reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is priced at period-end prices, except where fixed and determinable price escalations are provided by contract. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

                                               January 31,
                            ---------------------------------------------------
                                 2002              2003              2004
                            --------------        ------------     -------------
2004
                             Oil       Gas       Oil     Gas       Oil     Gas
                           (Bbls)     (Mcf)     (Bbls)   (Mcf)   (Bbls)   (Mcf)

Proved reserves              6,842   713,262   3,761  597,773   73,790 4,394,959
Estimated future net cash
  flows from proved oil and
    gas reserves              $1,338,106        $2,147,220        $12,908,072

Present value of future net
  cash flows from proved
  oil and gas reserves          $493,982          $891,410         $5,510,762

     In August 2003 the Company acquired 31 producing gas wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of Eastern Kentucky. As of January 31,2004 the present value of the future cash flows attributable to the properties in Kentucky was $4,398,221 ($2,800,981 in Proved Developed Reserves and $1,597,240 in Proved Undeveloped Reserves).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      Prior to May 7, 2003 the Company's common stock was traded listed on the Toronto Venture Exchange under the symbol EEG. On March 3, 2003 the Company's common stock was listed on the OTC Bulletin Board under the symbol EGSR. The following table sets forth the high and low sale prices of the Company's common stock in U.S. currency during the periods presented as reported by the Toronto Venture Exchange and the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.
                                              Closing Sale Price
                                                 Common Stock
                                             -------------------
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

   Shares issuable upon exercise of options granted
   pursuant to the Company's Incentive and Non-Qualified
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

                                    Year Ended January 31,
                             ----------------------------------
Production Data:             2002           2003           2004
                             ----           ----           ----

Production - Oil (Bbls)        498           403            950
Gas (Mcf)                   29,234        30,683        143,616
Average sales price -
   Oil (Bbls)               $19.65        $26.08         $28.62
Gas (Mcf)                   $ 3.24        $ 3.44          $4.86
Average production
    costs per BOE           $ 2.93        $ 4.79          $3.74

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

    The Company's material sources and (uses) of cash during the year ended January 31, 2003 were:

      Cash on hand at February 1, 2002              $    2,054
      Cash used in operations                         (364,535)
      Loans from shareholder, related parties
        and investor                                   440,544
      Reduction of notes payable                       (25,458)
      Other                                            (31,222)
                                                    ----------

      Cash on hand at January 31, 2003              $   21,383
                                                    ==========

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

     In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 the Company paid $100,000, plus interest, on one of the notes and holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note in the principal amount of $500,000 bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any art of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

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

                                                                     Long-Term
                                                                    Compensation
                                                                      Awards
                                                                    Common Stock
                                Year Ended   Annual Compensation     Underlying
Name and Principal Position     January 31,  Salary (2)  Bonus (3)    Options
---------------------------     -----------  ----------  --------   ------------

George G. Shaw                     2004      $34,000
 President and Chief Executive
   Officer                         2003      $33,000        --            --
                                   2002      $33,000        --            --

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

                                Proposed                Time to Be Devoted
Name                          Compensation            To Company's Business
------------                  ------------            ---------------------

George G. Shaw                   $60,000                      100%
G. Scott Shaw                    $48,000                      100%
David W. Young                   $24,000                       30%

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

                                                            Number of Securities
                                                            Remaining Available
                          Number                            For Future Issuance
                       of Securities                            Under Equity
                       to be Issued    Weighted-Average      Compensation Plans
                      Upon Exercise    Exercise Price of   (Excluding Securities
                      of Outstanding    of Outstanding         Reflected in
Plan Category          Options  [a]        Options               Column (a))
---------------      ---------------   -----------------    -------------------

Incentive Stock               --               --                2,000,000
   Option Plan

Non-Qualified Stock
   Option Plan           250,000            $0.32                  750,000

      The following sets forth certain information as of April 30, 2004 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                 Total      Shares                   Remaining
                                Shares    Reserved for    Shares      Options/
                              Reserved    Outstanding   Issued As      Shares
Name of Plan                 Under Plans    Options     Stock Bonus  Under Plans
------------                 -----------  ------------  -----------  -----------

Incentive Stock Option Plan   2,000,000          --           --      2,000,000
Non-Qualified Stock Option
   Plan                       1,000,000     250,000           --        750,000
Stock Bonus Plan              4,000,000          --    1,270,000      2,730,000

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2004:

Incentive Stock Options

                                                                   Options
                  Shares                           Expiration     Exercised
                  Subject     Exercise    Date of    Date of    as of April 30,
                 To Option     Price       Grant     Option         2004
                 ----------   --------    -------   ---------    --------------

                                     None

Non-Qualified Stock Options

                                                                   Options
                  Shares                           Expiration     Exercised
                  Subject     Exercise    Date of    Date of    as of April 30,
                 To Option     Price       Grant     Option         2004
                 ----------   --------    -------   ---------    --------------

                  250,000       $0.32     6-30-03     7-15-05           --

Stock Bonuses
                         Shares Issued
  Name                   as Stock Bonus                  Date Issued

Taylor Dillard              350,000                         10/30/03
Hiram Kelly                 350,000                         10/30/03
Sherman Formhals            100,000                         10/30/03
David Young                 100,000                         10/30/03
Jerry Parry                 100,000                         10/30/03
George Shaw                 100,000                         10/30/03
Scott Shaw                  100,000                         10/30/03
Vicki Webb                   30,000                         10/30/03
Patricia Harris              20,000                         10/30/03
Ronnie Webb                  20,000                         10/30/03
                        -----------
                          1,270,000

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

                                                   Shares           Percent of
                                                Beneficially       Outstanding
Name and address                                  Owned               Shares
----------------                                -----------        -----------

George G. Shaw
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105                  6,776,956 (1)          22.7%

G. Scott Shaw                                    463,780               1.5%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

David W. Young                                       --                 --
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

                                                 Shares            Percent of
                                                Beneficially       Outstanding
Name and address                                  Owned              Shares
----------------                                -----------       -----------
Clare LLC
401 South LaSalle, Suite 302
Chicago, Illinois 60605                                --               --

Executive Officers and Directors as a group
 (three persons)                                7,240,736            24.2%

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

10.9 Gas Gathering Agreement, dated July 1, 1992 between Energas Pipeline Company, Inc. and A.T. Gas
             Gathering Systems, Inc.                                   *

10.10        Gas Purchase  Agreement, dated February 13, 1997,
             between  Panenergy Field Services, Inc. and Energas
             Pipeline Company.                                         *

10.11        Gas  Purchase Agreement, dated October 1, 1999,
             between  Registrant  and Ozark Gas Gathering, L.L.C.      *

16.          Letter regarding change in certifying public accountant. **

21.          Registrant's Subsidiaries                                 *

23.         Consent of Accountants                                   _____

31.         Rule 13a-14(a)/15d-14(a) certifications

32.         Section 1350 certifications

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
Casey Russell                                         Telephone: (405) 607-8743
Member SEC                                                  Fax: (405) 607-8744
Practice Section                                    E-mail: HARCPAS@hotmail.com
-------------------------------------------------------------------------------

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

/s/ Russell & Atkins, PLC
-------------------------------

Oklahoma City, Oklahoma
May 17, 2004

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2004 and 2003

                                               FYE 2004            FYE 2003
                                               --------            --------
                  Assets
                 --------

Cash and Cash Equivalents                       77,309              21,383
Accounts Receivable                            152,330                 700
          Total Current Assets                 229,639              22,083

Property and Equipment, Net (Note 3)         3,855,492             505,595
                                            ----------           ---------
             Total Assets                 $  4,085,131          $  527,678
                                          ============          ==========

                  Liabilities and Stockholders' (Deficit)

Accounts Payable and Accrued Expenses          369,298             270,002
Note Payable                                    13,492                   -
Due to Related Parties and Shareholders
  (Note 7)                                   1,066,737           1,007,404
Investor Advance                               373,915             168,000
Current Portion of Long Term Debt              157,391              34,542
                                            ----------          ----------
             Total Current Liabilities       1,980,833           1,479,948

Long-Term Debt Less Current Portion          2,950,375                   -
                                            ----------          ----------
           Total Liabilities                 4,931,208           1,479,948

                  Stockholders' (Deficit)

Commons Stock, $.001 Par Value 100,000,000
  Shares Authorized and 33,163,001 and
  26,143,00 shares issued and outstanding       33,163              26,143
Additional Paid in Capital                   8,644,157           7,621,777
Deficit                                     (9,523,397)         (8,600,190)
                                          ------------        ------------
          Total Stockholders' (Deficit)       (846,077)           (952,270)
                                          ------------         -----------
   Total Liabilities and Stockholders'
        Deficit                            $ 4,085,131        $    527,678
                                           ===========       =============

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            As of and for the Years Ending January 31, 2004 and 2003



                                          FYE 2004          FYE 2003
                                          --------          --------
                     Revenues

Oil and Gas Sales                   $     296,657          $    116,031
Pipeline Revenues                          15,365                15,808
Gain from Debt Refinancing                      -                10,904
                               --------------------        --------------
Total Revenues                      $     312,022           $   142,743

                     Expenses
Salaries and Benefits                     393,862               254,567
Depreciation and Depletion                 36,701                30,885
Legal and Accounting                      143,602                86,637
Rent                                       45,600                61,803
Oil and Gas Production                    151,454                26,544
Consulting                                246,721                32,682
Office and General                         41,668                28,622
Travel and Promotion                          359                16,530
Telephone                                  16,477                17,924
Regulatory Fees                             3,537                 6,952
Pipeline Costs                              3,000                20,793
Interest Expense                          152,248                45,596
                                     ------------            ----------
Total Expenses                          1,235,229               629,535
                                      -----------            ----------

Net Loss                             $   (923,207)          $  (486,792)
                                     ============           ===========

Loss Per Share - Basic and Diluted   $      (0.03)          $     (0.02)
                                     ============           ===========

Weighted Average Shares Outstanding    28,667,028            26,143,001
                                     ============           ===========

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            As of and for the Years Ending January 31, 2004 and 2003


                                                         FYE 2004      FYE 2003
            Cash Flows From Operating Activities
Net Loss From Operating Activities                      (923,207)     (486,792)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and Depletion                              36,701        30,885
  Amortization of discount and debt issuance costs                       2,444
  Gain on settlement of past due note payable                          (10,904)
   Stock Paid for Consulting                             50,000
   Employee Bonus and Stock Bonus                       279,400
   Stock Issued for Debt                                100,000
   Interest Capitalized                                 107,766
(Increase) Decrease in
   Accounts Receivable                                 (151,630)         6,092
   Prepaid Expenses                                                        214
   Other Assets                                           4,000
Increase (Decrease) in
   Accounts Payable and Accrued Expeses                  53,165         89,526
                                                     ----------       --------
      Net Cash Flows From Operating Activities         (447,805)      (364,535)

            Cash Flows From Financing Activities
Increase (Decrease) in Due to Related Party
  and Stockholders                                       55,450        272,544
Payments on Notes Payable                                     -        (25,458)
Sale of Common Stock                                  1,002,878
Proceeds From Investor Advance                         (168,000)       168,000
                                                   ------------      ---------
    Net Cash Provided (Used) by Financing Activities    890,328        415,086

            Cash Flows From Investing Activities
Purchase of Property and Equipment                     (386,597)       (31,222)
                                                      ---------      ---------
   Net Cash Provided (Used) in Investing Activities    (386,597)       (31,222)
                                                      ---------      ---------
            Increase (Decrease) in Cash
Cash at Beginning of Year                                55,926         19,329
Cash at End of Year                                      21,383          2,054
                                                     ----------     ----------
                                                     $   77,309     $   21,383
                                                     ==========     ==========
Supplemental Information:
   Interest Paid in Cash                                      -
   Income Taxes Paid in Cash                                  -
Non-Cash Transactions:
   Stock Issued for Consulting and Employee Compensation
      and Bonuses                                       329,400
   Stock Issued to Settle Debt Obligations              100,000
    Interest Expense Added to the Pincipal Balance
       of Long Term Debt                                107,765
   Settlement of Accrued Interest for Note Payable                      10,000
                                                      ---------     ----------
                                                     $  537,165     $   10,000
                                                     ==========     ==========

                             ENERGAS RESOURCES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
            As of and for the Years Ending January 31, 2004 and 2003


                                                        Additional
                                      Common Stock       Paid in     Accumulated
                                   Shares      Amount     Capital      Deficit
                                   ------      ------   -----------  ----------

Balances, January 31, 2002       26,143,001    26,143    7,621,777   (8,113,398)

Net Loss                                                               (486,792)
                                 ----------   -------    ---------   ----------

Balances, January 31, 2003       26,143,001    26,143    7,621,777   (8,600,190)

Stock issued for consulting
  (4/9/03 @ $.10 per share)         500,000       500       49,500
Private Placement
  (6/30/03 @$.05 per share)       1,000,000     1,000       49,000
Private Placement
   (9/10/03 @$.15 per share)      2,000,000     2,000      298,000
Settlement of debt for stock
    (9/29/03 @ $.10 per share)    1,000,000     1,000       99,000
Stock bonus (10/16/03 @ $.22 per
  share)                            700,000       700      153,300
Employee stock plan
    (10/16/03 @ $.22 per share)     570,000       570      124,830
Exercise of stock warrants
     (1/31/04 @ $.20 per share)   1,250,000     1,250      248,750
Net Loss                                                               (923,207)
                                 ----------   -------    ---------   ----------
Balances, January 31, 2004     $ 33,163,001  $ 33,163  $ 8,644,157  $(9,523,397)
                               ============  ========= ===========  ===========

                             ENERGAS RESOURCES, INC.
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      Years Ended January 31, 2004 and 2003


Capitalized Costs Relating to Oil and
  Gas Producing Activities at January 31,         2004            2003
                                                  -----           -----

Unproved oil and gas properties                $234,093         $234,093
Proved oil and gas properties                 3,673,141          337,341
                                              ---------        ----------
                                              3,907,234          571,434
Less accumulated depreciation, depletion,
   amortization and impairment                 (103,668)         (72,783)
                                            -----------        ---------

Net capitalized costs                        $3,803,566         $498,651
                                             ==========         ========

Costs Incurred in Oil and Gas Producing
  Activities For the Year Ended January 31,      2004              2003
                                                -----             -----

Property acquisition costs
     Proved                                  $3,000,000                -
     Unproved                                         -          $29,880

Exploration costs                              $490,000                -

Development costs                              $430,000                -

Amortization rate per equivalent barrel
    of production                                 $4.51            $4.57

Results of Operations for Oil and Gas Producing
 Activities For the Year Ended January 31,       2004              2003

Oil and gas sales                              $296,657         $116,031
Gain on sale of oil and gas properties                -                -
Gain on sale of oil and gas leases                    -                -
Production costs                               (315,109)         (26,544)
Exploration expenses                                  -                -
Depreciation, depletion, and amortization       (30,885)         (25,211)
                                             ----------        ---------
                                                (49,337)          64,276
Income tax expense                                    -                -
                                             ----------        ---------
Results of Operations for Oil and Gas Producing
 Activities  (excluding corporate overhead and
 financing costs)                              ($49,337)         $64,276
                                              =========         ========

                             ENERGAS RESOURCES, INC.
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      Years Ended January 31, 2004 and 2003


                                            2004                     2003
                                            -----                    -----
                                         Oil        Gas         Oil       Gas
                                       (Bbls)       (Mcf)      (Bbls)     (Mcf)

Proved developed and undeveloped reserves
     Beginning of year                  3,761     597,773      6,842    713,262
     Revisions of previous estimates                          (2,678)   (84,806)
     Improved recovery                  5,714           -          -          -
     Purchase of minerals in place     65,265   3,940,802          -          -
     Extensions and discoveries             -           -          -          -
     Production                          (950)   (143,616)      (403)   (30,683)
     Sales of minerals in place             -           -          -          -
                                     --------   ---------     ------   --------
End of year                            73,790   4,394,959      3,761    597,773
                                       ======   =========      =====    =======

Proved developed reserves
     Beginning of year                  3,761     597,773      6,842    713,262
     End of year                       32,764   2,241,709      3,761    597,773


                                                      2004            2003
                                                      ----            ----
Standardized Measure of Discounted Future
  Net Cash Flows-
     Future cash inflows                          $21,092,100     $2,976,046
     Future production costs                       (6,847,028)      (828,826)
     Future development costs                      (1,337,000)             -
     Future income tax expenses                             -              -
                                                 ------------     ----------
     Future net cash flows                         12,908,072      2,147,220

        10% annual discount for estimated
          timing of cash flows                     (7,397,310)    (1,255,810)
     Standardized measures of discounted
       future net cash flows relating to
       proved oil and gas reserves                 $5,510,762       $891,410
                                                   ==========       ========

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

NOTE 3 - PROPERTY AND EQUIPMENT


                                                     Accumulated         Net
                                                    Depreciation/     Book Value
                             Cost      Depletion          2004           2003
                             ----      ---------     -------------     --------
Unproved oil and gas
  properties             $  234,093   $       -       $  234,093     $ 234,093
Proved oil and gas
  Properties              3,509,485     103,668        3,405,817       264,558
Office equipment             19,976      17,785            2,191         6,944
Truck                        24,120      24,120                -             -
Pipeline and equipment       74,485      24,750           49,735             -
Computer software             2,400       2,400                -             -
                         ----------    --------       ----------     ---------
                        $ 3,864,559   $ 172,723       $3,691,836    $  505,595
                        ===========   =========       ==========    ==========

Oil and gas properties are accounted for using the full cost method as discussed in Note 2. Depletion was $30,885 and $25,211 for the years ended January 31, 2004 and 2003, respectively.

NOTE 4 - NOTES PAYABLE

                                                    2004              2003
                                                    ----              ----
Note payable to individual, bearing interest
 at 12%, payments of $5,000 monthly,
 due March 6, 2003, secured by personal
 guarantee of Company's President and
 200,000 shares of his stock in the Company      $  13,492          $ 34,542
                                                 =========          ========

NOTE 5 - COMMON STOCK

The Company has authorized capital of 100,000,000 common shares with a $.001 par value. The issued shares are as follows:

                                    2004                    2003
                                   Number        Amount     Number       Amount

Balance, beginning of year       26,143,001  $7,647,920   26,143,001  $7,647,920
Shares issued for:
  Services                        1,770,000     329,400            -           -
  Private placement, net of
   legal costs                    3,000,000     350,000            -           -
  Warrants exercised, net of
   legal costs                    1,250,000     250,000            -           -
  Settlement of debt              1,000,000     100,000            -           -
                                -----------   ---------    ---------  ----------
Balance, end of year             33,163,001  $8,677,320   26,143,001  $7,647,920
                                ===========  ==========   ==========  ==========

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

Options and warrants - The Company has issued stock options and stock warrants as follows:

                        Outstanding    Granted    Exercised   Outstanding
            Exercise    January 31,      or          or        January 31,  Expiration
             Price         2002      (Cancelled)   Expired        2003        Date
           ---------    -----------  -----------   --------    -----------  ----------

Warrants:   $  0.32       275,675            -     (275,675)            -     12/31/02
            $  0.20       384,550            -            -       384,550     04/07/03


Options:    $  0.32                    250,000                     50,000     07/15/05

Warrants:   $  0.20       384,550            -     (384,550)            -     04/07/03*
            $  0.32                    100,000            -       100,000     06/30/05
           $0.20/0.30   2,000,000            -            -     2,000,000     9/30/04-05

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

NOTE 7 - DUE TO RELATED PARTIES AND NOTE PAYABLE TO SHAREHOLDER

                                                         2004           2003
                                                         ----           ----

Open advances from related corporation owned by
  Company's President, non-interest bearing          $ 742,810      $ 444,686

Note payable to shareholder, bearing interest at
  12%, due April, 2002, unsecured                      280,000        300,000

Advance from shareholder, non-interest bearing               -        100,000

Note payable to shareholder, non-interest bearing,
  due May 2002, unsecured                                    -         60,000

Open advances from Company's President,
  non-interest bearing                                  18,927         48,718

Advance from shareholder, non-interest bearing               -         29,000

Note payable to shareholder, bearing interest
  at 10%, due August 2002, unsecured                    25,000         25,000
                                                    ----------     ----------
                                                    $1,066,737     $1,007,404
                                                    ==========     ==========

NOTE 8 - INVESTOR ADVANCE PAYABLE

During the year ended January 31, 2003, the Company entered into an agreement with an investor seeking to acquire an interest in its oil and gas properties. Pursuant to this agreement, the Company received a total of $168,000 during the year ended January 31, 2003. An additional $205,915 was received during the year ended January 31, 2004 from three investors. The Company has not yet completed the transfer of any interests in its oil and gas properties to these investors and, accordingly, the funds received are recorded as a current liability in the accompanying consolidated financial statements.

NOTE 9 - LONG TERM DEBT
                                                      2004           2003
                                                      ----           ----
Note payable to private corporation, secured
by oil and gas properties, interest at 8.5%,
convertible to common stock at a rate of one
share for each dollar owed, due in 240 monthly
installments including principal and interest
in the amount of $12,972.70 beginning
September 1, 2003                                 $ 1,553,883      $      -

                                                      2004           2003
                                                      ----           ----
Note payable to private corporation, secured
by oil and gas properties, interest at 8.5%,
convertible to common stock at a rate of one
share for each dollar owed, due in 240 monthly
installments including principal and interest
in the amount of $8,678.23 beginning
September 1, 2003                                  1,035,922             -

Note payable to private corporation, secured
by oil and gas properties, interest at 8.5%,
convertible to common stock at a rate of one
share for each dollar owed, due in 240 monthly
installments including principal and interest
in the amount of $4,339.12 beginning
September 1, 2003                                    517,961             -
                                                  ----------        ------

                                                  $3,107,766        $    -
          Less: Current Portion                     (157,391)
                                                  ----------       -------
                                                $  2,950,375        $    -
                                                ============      ========

Maturities of long-term debt for the next five years ending January 31, are as follows:

                                2006      $54,011
                                2007       58,784
                                2008       63,980
                                2009       69,636
                                2010       75,791


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

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2004 and 2003 are as follows:

                                                2004           2003
                                                ----           ----

            Deferred tax liabilities       $        --       $       --
                                           ===========       ==========

            Deferred tax assets
               Net operating losses        $ 2,673,000       $2,294,000

               Valuation allowance for
                  deferred tax assets       (2,673,000)      (2,294,000)
                                           -----------       ----------
                                           $        --      $        --
                                           ===========      ===========

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of July 2004.

                             ENERGAS RESOURCES, INC.


                                  By: /s/ George G. Shaw
                                      --------------------------------------
                                      George G. Shaw, President and Chief
                                      Executive Officer


                                  By: /s/ David W. Young
                                      ---------------------------------------
                                      David W. Young, Chief Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
--------------------------
George G. Shaw                      Director             July 9, 2004

/s/ Scott Shaw
--------------------------
G. Scott Shaw                       Director             July 9, 2004


/s/ David W. Young
-------------------------
David W. Young                      Director             July 9, 2004

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS