Form 10QSB
period 2004-07-31
ENERGAS RESOURCES INC
filed 2004-09-13
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

                                       or
       [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 73-1620724
        (State of incorporation) (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                 ---------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (405)-879-1752
                           --------------------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of August 31, 2004, the Company had 44,063,001 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                        July 31  January 31
                                                         2004         2004

                   ASSETS

Current Assets
        Cash                                          $ 106,901     77,309
        Accounts receivable                             203,336    152,330
        Prepaid expenses                                      -          -
                                                      ---------    -------
                       Total Current Assets             310,237    229,639

Property and equipment, net                           4,109,932   3,855,492
Other assets                                                  -           -
                                                      ---------   ---------
                                                     $4,420,169   4,085,131
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts Payable and Accrued Expenses        $  293,487     369,298
        Due to shareholder and related parties          329,906   1,066,737
        Investor Advance payable                         32,229     373,915
        Note Payable                                     11,992      13,492
        Current Portion of Long Term Debt                     -     157,391
                                                      ---------   ---------
        Total Current Liabilities                       667,614   1,980,833

        Long-term debt less current portion             497,176   2,950,375
                                                      ---------   ---------

        Total Liabilities                             1,164,790   4,931,208

SHAREHOLDERS' EQUITY

Common stock, $.001 par value, 1,000,000 shares
     authorized
44,063,001 shares issued and outstanding                 44,063      33,163
Additional paid in capital                           12,753,257   8,644,157
Deficit                                              (9,541,941) (9,523,397)
                                                     ----------   ---------
                                                      3,255,379    (846,077)
                                                     ----------  ----------
                                                    $ 4,420,169  $4,085,131
                                                    ===========  ==========


                      Prepared Without Audit by Management



The accompanying notes are an integral part of these financial statements

                            ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------
                                 Six months ending July 31   Three months ending
                                                                 July, 31
                                     2004         2003       2004         2003
-------------------------------------------------------------------------------
REVENUE:
      Oil and gas sales          $  295,457    $ 86,519   $ 165,858    $ 38,082

      Pipeline Revenue                7,860       8,162       3,888       4,000
                                  ---------    --------   ---------    --------
                                    303,317      94,681     169,786      42,082
                                  ---------    --------   ---------    --------

EXPENSES:
      Salaries and Benefits         132,240     151,184      68,415      76,011
      Depreciation & Depletion       91,584      15,442      45,792       7,721
      Legal and accounting           44,830      74,443      36,484      47,915
      Rent                           22,800      22,800      11,400      11,400
      Oil and gas production        126,966      13,532      66,153       6,367
      Consulting                     27,068      20,521      27,068      11,521
      Office and General             35,684      22,626      21,737      14,362
      Travel and promotion           20,322      21,526      13,673      11,319
      Telephone                       6,542       8,990       2,812       4,589
      Regulatory fees                 1,949         589       1,000        (379)
      Pipeline costs                  1,250       1,500         750       1,000
      Interest Expense               71,045      23,248       5,495      11,823
                                   --------    --------   ---------    --------
                                    582,280     376,401     300,779     206,649
                                   --------    --------   ---------    --------

Net loss before extraordinary
  item                             (278,963)   (281,720)   (130,993)   (161,567)
Gain on Sale of Oil and Gas
    Properties                      212,244           -     212,244           -
Gain on settlement of debt           48,175           -           -           -
                                   --------    --------   ---------    --------
NET PROFIT (LOSS)                 $( 18,544)  $(281,720)  $ (81,251)  $(161,567)
                                  =========   =========   =========   =========
EARNINGS (LOSS) PER SHARE         $    (.00)  $    (.01)  $    (.00)  $    (.01)
                                  =========   =========   =========   =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                    44,063,001 26,643,001  44,063,001  26,643,001
                                  ========== ==========  ==========  ==========

                      Prepared Without Audit by Management




The accompanying notes are an integral part of these financial statements

                            ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
                                                     Six months ending
                                                          July 31
                                                      2004        2003
------------------------------------------------------------------------------

OPERATIONS:
         Net Profit (Loss)                         $(18,544)    (281,720)
         Add: Depreciation & Depletion               91,584       15,442
         Change in non-cash working capital
         balances related to operations:           (126,817)      12,935
-------------------------------------------------------------------------------
                                                    (53,777)    (253,343)

FINANCING:

         Payment advances from shareholder
              and investor                         (736,831)     217,713
         Shares Issued                            4,120,000       50,000
         Increase (Decrease) Notes Payable       (2,612,090)     (12,500)
         Increase (Decrease) Investor Advance      (341,686)           -
-------------------------------------------------------------------------------
                                                    429,393      255,213

INVESTING:

         Purchase of Equipment                      (13,287)   (  20,045)
         Oil & Gas Property Increase (Decrease)    (332,737)         730
-------------------------------------------------------------------------------
                                                   (346,024)    ($19,315)

INCREASE (DECREASE) IN CASH                          29,592      (17,445)

CASH AT THE BEGINNING OF PERIOD                      77,309       21,383
-------------------------------------------------------------------------------

CASH AT END OF PERIOD                             $ 106,901      $ 3,938
===============================================================================


                      Prepared Without Audit by Management




The accompanying notes are an integral part of these financial statements

                             ENERGAS RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiaries, A.T. Gas Gathering Systems, Inc. ("AT GAS"), and TGC, Inc. ("TGC"). In addition, the Company owns and operates natural gas gathering systems, located in Oklahoma and Kentucky, which serves wells operated by the Company for delivery to a mainline transmission system. All of the Company's oil and gas properties are leased, with the exception of the natural gas gathering systems. The majority of the Company's operations are maintained and occur through AT GAS and TGC. AT GAS is a company incorporated in the State of Oklahoma, U.S.A. and TGC is a company incorporated in the state of Kentucky, U.S.A.

The Company is in the process of developing its petroleum and natural gas properties and as of July 31, 2004 had a working capital of $357,377 and had incurred an operating loss of $(278,963) for the six months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiaries AT GAS and TGC for the quarterly period ended July 31, 2004 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

                             ENERGAS RESOURCES, INC.

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the six months ended July 31, 2004.

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration -The Company sells all of its oil production and a portion of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Scissortail Energy. The Company believes that either or both of these customers can be replaced on a timely basis. The Company sells its Kentucky production to North American Energy Corp., an independent natural gas marketing company

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                            Six Months Ended
                                  July 31, 2004        July 31, 2003
                                  -------------        -------------
      Net loss:
      As reported                   $(18,544)         $(281,720)

      Pro forma net loss            $(18,544)         $(281,720)
                                    =========         ==========


      Net loss per common share, basic and diluted:

            As reported              $(0.000)          $(0.010)
            Pro forma                $(0.000)          $(0.010)

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

3.   ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. As an inducement to convert, the terms of the agreements were subsequently modified to allow for conversion of unpaid principal and accrued interest into the Company's common stock on the basis of one share of common stock for every $.50 of note principal or interest converted. In March, 2004, two of the three note holders exercised their option to convert under these new terms resulting in $2,400,000 of principal converted into 4,8000,000 shares of the Company's common stock.

                             ENERGAS RESOURCES, INC.

4.   SETTLEMENT OF LITIGATION

On April 2, 2004, the Company has also settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $.32 with an expiration date of June 15, 2005.

5.   STOCK OFFERING

Beginning January 12, 2004, the Company offered for sale, in a private offering, 500 units at a price of $3,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and 10,000 warrants to purchase shares of the Company's common stock at $.50 per share. The Company completed the offering in May 2004, resulting in total proceeds to the Company of $1,494,600, net of Offering costs and expenses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2004, as compared to the same period last year, are discussed below:
                              Increase (I)
Item                         or Decrease (D)  Reason

Oil and Gas Sales I Increase in gas prices and August 2003 acquisition of gas wells in Kentucky.

Depreciation and Depletion          I         August 2003 acquisition of gas
                                              wells in Kentucky.

Legal and Accounting D Litigtaion with a former shareholder was settled in April 2004.

Oil and gas production              I         August 2003 acquisition of gas
                                              wells in Kentucky.

Office and General Expense          I         Additional office staff.

Interest Expense I Interest expense (8.5% per year) related to $3,000,000 in convertible notes issued by
                                              Company to pay for oil and gas
                                              properties in Kentucky.

Gain on sale of Oil and Gas         I         Sale of 12.5% of Company's 20%
  Properties                                  working interest in Rusty Creek
                                              (Wyoming) prospect.

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2004:

      Cash used in operations                                   $(53,777)
      Payment of amounts owed to George Shaw                    (194,856)
      Payment of amounts to former director and shareholder     (541,975)
      Sale of common stock sold in private offering            1,500,000
      Sale of common stock to private investor                   150,000
      Issuance of shares to former officer and director in
         partial settlement of claims                             70,000
      Reduction of notes payable                                (212,090)
      Reduction in amounts owed to investors                    (341,686)
      Purchase of equipment and exploration and development
          of oil and gas properties                             (346,024)

      Increase in cash on hand at July 31, 2004                  $29,592

      In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, which as of July 31, 2004 had an unpaid principal balance of $490,910, bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any art of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

      Between January 1, 2004 and May 26, 2004 the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days.

      Mr. Shaw, who was owed $328,071 by the Company as of July 31, 2004, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2004.

     As of July 31, 2004, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

Controls and Procedures

      George Shaw, the Company's President and David W. Young, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw and Mr. Young there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number                     Description

        31                       Rule 13a-14(a)/15d-14(a) certifications
        32                       Section 1350 certifications


      On April 14, 2004 the Company filed a Form 8-K which reported a change in the Company's auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2004.

                                      ENERGAS RESOURCES, INC.


                                  By  /s/ George G. Shaw
                                      ----------------------------------------
                                      George G. Shaw, President



                                  By  /s/ David W. Young
                                      -----------------------------------------
                                      David W. Young, Chief Financial Officer