Form 10QSB
period 2004-10-31
ENERGAS RESOURCES INC
filed 2005-02-14
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                      For the quarterly period ended October 31, 2004

                                             or

                 [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                              73-1620724
------------------------------          ------------------------------------
    (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 7310
                    ----------------------------------------5
                (Address of Principal Executive Office) Zip Code


                                 (405)-879-1752
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]


As of January 31, 2005, the Company had 49,160,635 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     October 31  January 31
                                                         2004         2004

                   ASSETS

Current Assets
        Cash                                        $    41,749        77,309
        Accounts receivable                              71,316       152,330
                                                    ------------------------
                       Total Current Assets             113,065       229,639

Property and Equipment
        Oil and gas properties, net                  3,890,634      3,564,502
        Other, net                                      14,754          2,191
                                                   --------------------------
              Total Property and Equipment           3,905,388      3,566,693
                                                   --------------------------

                                                   $  4,018,453     3,796,332
                                                   ==========================

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts Payable and Accrued Expenses      $    770,738       573,298
        Due to shareholder and related parties          386,021     1,066,737
        Prepayments from well participants                    -       373,915
        Note Payable                                     11,992        13,492
        Current Portion of Long Term Debt                10,985       157,391
                                                   --------------------------
               Total Current Liabilities              1,179,736     2,184,833

        Long-term debt less current portion             486,191     2,950,375
                                                   --------------------------
        Asset retirement obligation                      52,885             -
                                                   --------------------------
                        Total Liabilities             1,718,812     5,135,208
                                                   ----------------------------
SHAREHOLDERS' EQUITY  (DEFICIT)

Common stock, $.001 par value, 100,000,000
shares authorized 45,213,001 and 33,163,001
shares issued and outstanding at October 31,
2004 and January 31,2004 respectively                    45,213        33,163
Additional paid in capital                           13,370,107     8,644,157
Retained Earnings (Deficit)                         (11,115,679)  (10,016,196)
                                                   --------------------------
        Total Shareholders' Equity (Deficit)          2,299,641    (1,338,876)
                                                   --------------------------
                                                   $  4,018,453     3,796,332
                                                   ==========================


The accompanying notes are an integral part of these consolidated financial statements.

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------
                                       Three months              Nine  months
                                      ending Oct.31,           ending Oct., 31
                                     2004       2003          2004         2003
-------------------------------------------------------------------------------

REVENUE:
   Oil and gas sales              $137,070    $ 75,801    $ 432,527   $ 162,320
   Pipeline Revenue                  3,604       3,504       11,464      11,666
                                  --------    --------    ---------   ---------
                                   140,674      79,305      443,991     173,986
                                  --------    --------    ---------   ---------

OPERATING, GENERAL & ADMINISTRATIVE
EXPENSE :
   Lease Operating Expense         221,626      38,300      349,842      53,332
   General and Administrative
   Expenses                        175,611     436,964      840,546     759,143
   Depreciation, Depletion, and
   Amortization                     69,631       7,222      210,713      23,164
                                  --------    --------    ---------     -------
                                   466,868     482,486    1,401,101     835,639
                                  --------    --------    ---------    --------
Net (loss) from operations        (326,194)   (403,181)    (957,110)   (661,653)

OTHER INCOME (EXPENSE):
Settlement Expense                                          (52,325)
Interest Expense                   (19,003)    (73,009)     (90,048)    (96,257)
                                  --------     -------     --------     -------
                                   (19,003)    (73,009)    (142,373)    (96,257)
                                  --------     -------     --------     -------

NET (LOSS) BEFORE INCOME TAXES    (345,197)   (467,190)  (1,099,483)   (757,910)
PROVISION FOR INCOME TAXES
                                  --------   ---------  -----------   ---------
NET (LOSS)                       $(345,197)  $(476,190) $(1,099,483)  $(757,910)
                                 ---------   ---------  -----------   ---------
BASIC AND DILUTED EARNINGS       $    (.01)  $    (.02) $      (.03)  $    (.03)
(LOSS) PER SHARE                 =========   =========  ===========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                     44,638,001  27,028,001   39,314,357  26,638,101
                                ==========  ==========   ==========  ==========




The accompanying notes are an integral part of these consolidated financial statements.

                             ENERGAS RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
                                                    Nine months ending
                                                         Oct. 31
                                                  2004            2003
-------------------------------------------------------------------------------

OPERATIONS:
    Net (loss)                               $ (1,099,483    $ (757,910)
       Adjustments to reconcile net
        (loss) to net cash used in
        operating activities:
           Depreciation and depletion             210,713        23,164
           Issuance of stock for
             employee bonuses                          --       125,400
           Issuance of stock for
             consulting fees                      586,500       154,000
           Issuance of stock for
             settlement                            70,000            --
           Issuance of stock
             options-settlement                    31,500            --
        Decrease (increase) in operating
         assets
           Accounts receivable                     81,014       (11,475)
        Increase (decrease) in operating
         liabilities
           Accounts payable and accrued
             liabilities                          197,440       107,855
           Advances from well participants       (373,915)           --
                                              -----------     ---------
              Net cash provided by (used
              in) operating activities           (296,231)     (358,966)

INVESTING:

        (Purchase) of Equipment                   (12,563)      (65,030)
        Proceeds from the sale of oil and
           gas properties                         117,440       168,000
        (Investment in) oil and gas
           properties                            (601,400)     (250,008)
                                              -----------     ---------
            Net cash (used in) investing
               activities                        (496,523)     (147,038)

FINANCING:
         Advances from shareholder and
            investor                              223,334       638,190
         (Repayment of) advances from
            shareholder and investor             (904,050)           --
         Shares Issued                          1,650,000        50,000
         (Principal payments) on Notes
            Payable                              (212,090)      (18,000)
                                              -----------     ---------
              Net cash provided by
                financing activities              757,194       670,190

INCREASE (DECREASE) IN CASH                       (35,560)      164,186

CASH AT THE BEGINNING OF PERIOD                    77,309        21,383
                                              ===========     =========
CASH AT END OF PERIOD                         $    41,749     $ 185,569
                                              ===========     =========


The accompanying notes are an integral part of these consolidated financial statements

                             ENERGAS RESOURCES, INC.

-------------------------------------------------------------------------------
                                                       Nine months ending
                                                            Oct. 31
                                                     2004            2003
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

    Operations reflect interest paid of:            90,048          96,257
    Noncash Financing Transactions:
        Long-term debt converted into
           4,800,000 common stock                2,400,000              --
        Advances from shareholder settled for
           350,000 common stock                     70,000              --
           250,000 stock options                    31,500              --
         Consulting fees paid 1,150,000
           common stock                            586,500              --


























The accompanying notes are an integral part of these consolidated financial statements

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

The Company is in the process of developing its petroleum and natural gas properties and as of October 31, 2004 had a working capital (deficit) of ($1,066,671) and had incurred an operating loss of $(1,099,483) for the nine months then ended. The Company's ability to continue as a going concern is dependent upon achieving profitable levels of operations and, if necessary, on the ability of the Company to obtain necessary financing.

The consolidated condensed financial statements of Energas Resources, Inc. and its wholly owned U.S. subsidiaries AT GAS and TGC for the periods ended October 31, 2004 and 2003 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

In the process of preparing the Company's consolidated financial statements as of October 31, 2004, certain errors in prior period reporting came to management's attention. These errors occurred in four areas: (1) prior periods depreciation expense were materially understated, (2) certain stock transactions were not properly recorded, (3) the Company failed to adopt the provisions of Financial Accounting Standards Board Opinion No. 143 "Accountings for Asset Retirement Obligations" during the required time frame, and (4) Sales of oil and gas properties were not properly recorded in accordance with full cost pool accounting. It is the Company's intention of the Company to file an amended Form 10KSB for its fiscal year ended January 31, 2004 and amended Forms 10QSB for the quarters ended April 30, 2004 and July 31, 2004 to reflect the effect of these changes.

The financial statements as of October 31, 2004 and for the three and nine months then ended properly reflect the effects of these corrections as if they had been made in the proper accounting periods.

                            ENERGAS RESOURCES, INC.

1.  NATURE OF OPERATIONS (continued)

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

Capitalized costs, excluding costs relating to unproven properties, are depleted using the unit-of-production method based on estimated proven reserves, as prepared by an independent engineer. For the purposes of the depletion calculation, proven reserves are converted to a common unit of measure on the basis of their approximate relative energy content. Investments in unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. There was no impairment recognized for the nine months ended October 31, 2004.

                             ENERGAS RESOURCES, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Gathering System is recorded at cost and depreciated using the straight line method over a period of 10 years.

Asset Retirement Obligations - In accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations" the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for is recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

                             ENERGAS RESOURCES, INC.

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments - The Company's financial instruments consist of cash, accounts receivable, accounts payable, loans payable and amounts due to shareholder. Amounts due to shareholder is interest free. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its other financial instruments and that their fair values approximate their carrying values, unless otherwise noted.

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

Stock-based compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has not yet adopted the provisions of SFAS No. 123 Revised "Share-Based Payment."

Concentration -The Company sells all of its oil production and a portion of its gas production to a related company, Energas Pipeline Company. Energas Pipeline Company then resells the oil production to Conoco and gas production to Scissortail Energy. The Company believes that either or both of these customers can be replaced on a timely basis. The Company sells its Kentucky production to North American Energy Corp., an independent natural gas marketing company.

                             ENERGAS RESOURCES, INC.

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)". SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified be the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Instruments with Characteristics of both Debt and Equity" (SFAS 150). Statement 150 requires liability classifications for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company's own shares that obligate the compay to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company's financial position, result of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Shared-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those

                             ENERGAS RESOURCES, INC.

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

equity instruments. The statement does not change the accounting guidance for share-based payments with parties other tan employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar  instruments
will  be  estimated  using   option-pricing   models  adjusted  for  the  unique
characteristics of these instruments.

The Company is required to implement this statement effective February 1, 2006.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

3.  ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. As an inducement to convert, the terms of the agreements were subsequently modified to allow for conversion of unpaid principal and accrued interest into the Company's common stock on the basis of one share of common stock for every $.50 of note principal or interest converted. In March, 2004, two of the three note holders exercised their option to convert under these new terms resulting in $2,400,000 of principal converted into 4,800,000 shares of the Company's common stock.

                             ENERGAS RESOURCES, INC.

4.  SETTLEMENT OF LITIGATION

On April 2, 2004, the Company settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $.32 with an expiration date of June 15, 2005. This settlement paid in full a note in the amount of $280,000, advances from a shareholder in the amount of $261,975 and accrued interest payable in the amount of $67,200, resulting in a loss of $52,325 on this settlement as detailed below:

               Cash                        $  500,000
               Oil Lease                       60,000
               Stock                           70,000
               Options                         31,500
                                           ----------
                    Total consideration       661,500

               Notes Payable                  280,000
               Due Shareholder                261,975
               Accrued Interest                67,200
                                           ----------
                                              609,175

               Settlement Expense          $   52,325

5.  STOCK OFFERING

Beginning January 12, 2004, the Company offered for sale, in a private offering, 500 units at a price of $3,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and 10,000 warrants to purchase shares of the Company's common stock at $.50 per share. The Company completed the offering in May 2004, resulting in total proceeds to the Company of $1,500,000.

6.  SALE OF OIL AND GAS PROPERTIES

During June-October 2004, the Company sold an 80% Working Interest for Bore Hole assignments only in 16 wells (no acreages) for $80,000 in the Pulaski County field in Kentucky. In 2003 the Company sold a 12% Working Interest in 5,945.86 acres and 2 producing oil wells in the Rusty Creek prospect in Niobrara County, Wyoming for $168,000. During February-May 2004, the Company sold 83.25% Working Interest in 1,350 acres in Harper County, Kansas for $37,440. The proceeds from these sales were treated as a reduction in the carrying amount of oil and gas properties in accordance with the requirements of the full cost method of accounting for oil and gas properties.

                             ENERGAS RESOURCES, INC.

7.  EQUITY LINE OF CREDIT

On September 20, 2004 the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private
Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time is determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdowns under the equity line of credit. The company had not drawn on this equity line of credit as of October 31, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Revenues for the nine months ended October 31, 2004 were $443,991, an increase of 155% from $173,986 in the same period last year. The Company's revenue mix for the nine months ending October 31, 2004 was 97% oil and gas sales and 3% pipeline revenue. Oil and gas sales were $432,527 for the nine month period, an increase of 166% from $162,320 in the comparable period of 2003. The Company's pipeline revenues were $11,464 for nine month period resulting in a decrease of 2% from $11,666 in the comparable period of 2003.

     Lease operating expenses increased 555% to $349,842 in the nine months ended October 31, 2004, compared to $53,332 in the same period last year. The Company had a one time workover expense of 22 existing Kentucky wells during the nine months ended October 31, 2004. The increase reflects the Company's substantial growth in production volumes and acquisitions as previously described in Note 3.

     General and administrative expenses were $840,546 in the nine months ended October 31, 2004, an increase of 11% from $759,143 in the same period last year. The increase was primarily due to additions to the Company's staff, technology upgrades, and travel expenses related to drilling wells in Kentucky and Kansas.

     Depreciation, depletion, and amortization costs were $210,713 in the nine months ended October 31, 2004, an increase of 810% compared to $23,164 in the same period last year. The increase is due to the Company's acquisitions as previously described in Note 3.

     Interest expense was $90,048 in the nine months ending October 31, 2004, a decrease of 7% from $96,257 in the same period last year. The decrease in expense was due to reduction of the Company's total outstanding debt since October 31, 2003.

     Quarters ended October 31, 2004 and 2003 revenues for the quarter ended October 31, 2004 were $140,674, an increase of 77% from $79,305 in the same quarter last year. The Company's revenue mix for the third quarter of 2004 was 97% oil and gas sales and 3% pipeline revenue. Oil and gas sales were $137,070 for the third quarter of 2004, an increase of 81% from $75,801 in the same quarter of 2003. The Company's pipeline revenues were $3,604 for the third quarter of 2004 resulting in an increase of 3% from $3,504 in the same quarter of 2003.

     Lease operating expenses increased 478% to $221,626 in the third quarter of 2004, compared to $38,300 in the same quarter last year, reflecting the Company's substantial growth in production volumes and acquisitions as previously described in Note 3.

     General and administrative expenses were $175,611 in the third quarter of 2004, decrease of 60% from $436,964 in the same quarter last year. The decrease was primarily due to consulting fees paid in the quarter ended October 31, 2003.

     Depreciation, depletion, and amortization costs were $69,631 in the third quarter of 2004, an increase of 864% compared to $7,222 in the same quarter last year. The increase is due to the Company's acquisitions as previously described in Note 3.

     Interest expense was $19,003 in the third quarter of 2004, a decrease of 74% from $73,009 in the same quarter last year. The decrease was due to a substantial reduction in the Company's debt primarily because of the $2,400,000 debt converted to stock as described in Note 3.

     The  following is an  explanation  of the  Company's  material  sources and
(uses) of cash during the nine months ended October 31, 2004:

      Cash used in operations                                   $  (296,231)
      Payment of amounts directors and shareholders                (904,050)
      Loans from shareholders                                       223,334
      Sale of common stock                                        1,650,000
      Principal payment on notes payable                           (212,090)
      Proceeds from the sale of oil and gas properties              285,440
      Purchase of equipment and exploration and development
            of oil and gas properties                              (769,400)
      Increase (decrease) in cash on hand at October  31, 2004     ($35,560)


     In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. After conversion of principal balance of notes to stock, an unpaid accrued interest of $6,265 remained. The remaining note, which as of October 31, 2004 had an unpaid principal balance of $497,176, bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

     A group of shareholders used 1,150,000 of their shares to support raising the funds required to settle the litigation between the Company and James Attarian. The 1,150,000 shares had a value of $586,500 which was recorded as consulting expenses; $153,000 for the three month period ended April 30,2003; $51,000 for the three month period ended July 31, 2003; $255,000 for the three month period ended April 30, 2004; and $127,500 for the three month period ended July 31, 2004. The 1,150,000 shares were returned to the shareholders in November, 2004. The financial statements for the three and nine months ended October 31, 2004 reflect the effect of this series of transactions in the proper accounting periods. The Company intends to amend its Form 10 KSB for the fiscal year ended January 31, 2004 and its Form 10QSB for the quarters ended April 30, 2004 and July 31, 2004 to properly reflect the cost of these transactions in the proper accounting periods.

     Between January 12, 2004 and May 26, 2004 the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days.

     Mr. Shaw, who was owed $311,021 by the Company as of October 31, 2004, has advised the Company that he will not seek the repayment of his loans prior to December 31, 2005.

     As of October 31, 2004, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

     At the request of its auditors, the Company ordered a new and more complete engineering reservoir study of its Kentucky oil and gas properties. Based upon the revised reservoir study, previously calculated depletion changed for the periods subsequent to the purchase of the field. The Company intends to file an amended 10 KSB for the year ended January 31, 2004 and an amended 10QSB for the first and second quarter of fiscal 2005 to reflect changes and corrections for these periods.

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


Exhibits and Reports on Form 8-K.

      The following exhibits are filed with this report:

      Number               Description

        31                 Rule 13a-14(a)/15d-14(a) certifications
        32                 Section 1350 certifications



     During the three months ended October 31, 2004 the Company filed the following reports on Form 8-K:

Date           Items Reported

9/10/04 8-K report for another corporation was erroneously included in the Company's SEC edgar filings.

9/22/04        Equity Line of Credit Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2005.

                                      ENERGAS RESOURCES, INC.


                                  By  /s/ George G. Shaw
                                     --------------------------------
                                      George G. Shaw, President



                                  By  /s/ David W. Young
                                     --------------------------------
                                     David W. Young, Chief Financial Officer