Form 10KSB
period 2005-01-31
ENERGAS RESOURCES INC
filed 2005-07-12
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                  73-1620724
         ------------------------                  -----------------------
         (State of incorporation)              (IRS Employer Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                   73105
    -------------------------------                           -----------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (405)-879-1752 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               -------------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                    -----
                                     YES      NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2005 were $668,490.

The aggregate market value of the voting stock held by non-affiliates of the Company, (33,402,494 shares) based upon the closing price of the Company's common stock on May 24, 2005 was approximately $11,022,823.

Documents incorporated by reference:      None

As of June 30, 2005 the Company had 49,878,135 outstanding shares of common stock.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

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

PRINCIPAL AREAS OF OPERATION

     The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming and the Appalachian Basin of Eastern Kentucky.

       As of June 30, 2005 the Company had 4 gas wells in the Arkoma Basin which were producing approximately 444 Mcf of gas per day.

      The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of June 30, 2005, the Company's two wells in the Rusty Creek Prospect produced approximately 21 barrels of crude oil per day.

     In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The Kentucky properties were acquired from three private corporations for $3,000,000 in convertible notes. In March 2004 the Company paid $100,000, plus interest, on one of the notes and holders of notes with a remaining principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, in the principal amount of $485,647, as of January 31, 2005 bears interest at 8.5% per year and is due in August 2023. At any time prior to

August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                             Year Ended January 31,
                             2003          2004             2005
                             ----          ----             ----
                         Gross   Net   Gross   Net      Gross   Net
                         -----   ---   -----   ---      -----   ---

Exploratory Wells (1):
  Productive:
   Oil                   --      --
   Gas                   --      --    1.00    .502        1   .137
  Nonproductive          --      --    1.00    1.00       --     --

Development Wells (1):
  Productive:
   Oil                   --      --                        1   .137
   Gas                   --      --      6    5.25        27  9.625
  Nonproductive          --      --

Total Wells (1):
  Productive:
   Oil                   --      --                        1   .137
   Gas                   --      --      7   6.125        28  9.762
  Nonproductive          --      --      1       1        --     --

(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

      In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

      The following table shows, as of June 30, 2005, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)   Developed Acreage    Undeveloped Acreage (2)
             --------------------   -----------------    -----------------------
               Gross        Net     Gross        Net     Gross          Net

Oklahoma           4        1.5        --         --        --           --
Wyoming            2         .7        80         32     7,085     4,356.07
Kentucky          63       40.5     1,260      1,134    13,317       11,652
Kansas             2       .275        --         --        --           --

Totals            71     42.975     1,340      1,166    20,402    16,008.07

(1) The wells in Oklahoma and Kentucky are gas wells and the wells in Wyoming are oil wells.
(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of June 30, 2005 the status of Company's gross developed and undeveloped acreage.

      Gross Acreage           Held by Production     Not Held by Production
      -------------           ------------------     ----------------------

      Oklahoma                         640                      --
      Wyoming                          640                   6,526
      Kentucky                      12,000                   2,457
      Kansas                           480                   3,884

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                            Year Ended January 31,
                                          -----------------------------
Production Data:                          2003        2004         2005
                                          ----        ----         ----

   Production -
      Oil (Bbls)                           403         950         4,008
      Gas (Mcf)                         30,683      41,411       106,276
   Average sales price -
      Oil (Bbls)                       $ 26.08     $ 28.62       $ 39.06
      Gas (Mcf)                        $  3.44     $  4.86       $  5.33
   Average production
       costs per Mcf                   $  4.79     $  3.74       $  2.49

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

                                            January 31,
                              2003              2004                2005
                        ----------------   ---------------    ---------------
                          Oil       Gas     Oil      Gas        Oil      Gas
                        (Bbls)     (Mcf)   (Bbls)    (Mcf)    (Bbls)    (Mcf)


Proved reserves          3,761   597,773   73,790 4,394,959  30,398  2,181,471
Estimated future net cash
   flows from proved oil
   and  gas reserves       $2,147,220        $12,908,072        $13,685,443

Present value of future net
  cash flows from proved
  oil and gas reserves       $891,410         $3,898,061         $4,337,635

      In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of Eastern Kentucky. As of January 31, 2005 the present value of the future cash flows attributable to the properties in Kentucky was $2,998,444 ($1,839,977 in Proved Developed Reserves and $1,158,467 in Proved Undeveloped Reserves).

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

      The Company's sales of oil and natural gas liquids are not regulated and are at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. In 1995 the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry. The Company is not able to predict with certainty what effect, if any, these relatively new federal regulations or the periodic review of the index by the FERC will have on the Company.

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

         As of May 24, 2005, the Company employed 11 people. The Company's employees work in management, engineering, geology, land and legal and accounting. In addition, 5 contract workers were responsible for the supervision and operation of the Company's field activities and providing well services.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

        The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma and consist of 4,800 square feet which is rented on a month-to-month basis for $3,800 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     On March 16 2005 Double G Energy, Inc. filed a lawsuit against the Company and the Company's officers in the District Court for Dallas County Texas. In its complaint Double G Energy alleges that:

     o In 2004 it entered into an agreement with the Company to drill and complete wells on the Company's field in Pulaski County, Kentucky

     o The Company failed to comply with its obligations under the agreement, and

     o The Company and its officers made a number of misrepresentations concerning the drilling program.

      Double G's complaint asks for unspecified actual and punitive damages against the Company.

      The Company has denied the allegations in Double G's complaint. In April 2005 the Company moved to dismiss the lawsuit filed by Double G Energy.

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
                                             Closing Sale Price
                                                 Common Stock
                                             ------------------
            Quarter Ended                    High           Low
            -------------                    ----           ---

            April 30, 2002                   $0.07          $0.04
            July 31, 2002                    $0.13          $0.03
            October 31, 2002                 $0.13          $0.03
            January 31, 2003                $ 0.11         $ 0.05

            April 30, 2003                   $0.21          $0.05
            July 31, 2003                    $0.46          $0.15
            October 31, 2003                 $0.30          $0.11
            January 31, 2004                 $0.26          $0.15

            April 30, 2004                   $0.52          $0.21
            July 31, 2004                    $0.60          $0.36
            October 31, 2004                 $0.80          $0.48
            January 31, 2005                 $0.77          $0.42

      As of June 30, 2005 there were approximately 900 holders of the Company's common stock.

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

    During the year ended January 31, 2005 neither the Company, any officer or director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

Potential Issuance of Additional Shares.

      As of June 30, 2005 the Company had 49,878,135 outstanding shares of common stock.

      The following table lists additional shares of the Company's common stock which, as of June 30, 2005, may be issued as the result of the exercise of outstanding options, warrants or convertible notes:

                                                         Number of       Note
                                                           Shares     Reference
                                                         ---------    ---------

   Shares issuable upon exercise of warrants sold in
   private offering                                      4,295,000         A

   Shares issuable upon exercise of options granted pursuant
   to the Company's Incentive and Non-Qualified Stock
   Option Plans.                                           130,000         B

   Shares issuable upon the exercise of warrants issued to a
   private investor.                                       100,000         C

   Shares issuable upon conversion of promissory note      495,948         D

A. Between January 2004 and May 2004 the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days. As of June 30, 2005 warrants to purchase 705,000 shares had been exercised.

B. Options are held by Dr. James Attarian, a former director of the Company, are exercisable at a price of $0.32 per share and expire on July 15, 2005.

C. The warrants allow the holders to purchase 100,000 shares of the Company's common stock at a price of $0.32 per share at any time prior to June 30, 2005.

D. In August 2003, the Company acquired oil and gas properties from three private corporations for $3,000,000 in convertible notes. At the holder's option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1.00 of note principal or accrued interest to be converted by one. In order to induce the noteholders to convert their notes into common stock, and thereby eliminate the debt owed to the noteholders, the Company provided the noteholders with an option to convert their notes at a conversion price of $0.50. In March 2004 the Company paid

$100,000, plus interest, on one of the notes and holders of notes with a remaining principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, in the principal amount of $495,948 as of May 24, 2005, bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

      The Company has filed a registration statement with the Securities and Exchange Commission so that the shares issuable upon the exercise of the warrants referred to in Note A as well as the shares referred to in Note D are available for public sale.

    The shares issuable upon the exercise of the options referred to in Note B are available for public sale by means of a separate registration statement on Form S-8.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

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

                                   Year Ended January 31,
                             ----------------------------------
Production Data:             2003           2004           2005
                             ----           ----           ----

Production -
    Oil (Bbls)                403           950           4,008
   Gas (Mcf)               30,683        41,411         106,276
Average sales price -
   Oil (Bbls)              $26.08        $28.62          $39.06
   Gas (Mcf)               $ 3.44         $4.86           $5.33
Average production
    costs per BOE          $ 4.79         $3.74           $2.49

      Prices received by the Company for sales of crude oil and natural gas have fluctuated significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries ("OPEC") to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Gas prices received by the Company fluctuate with changes in the spot market price for gas.

      Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of the wells and the value of the oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of the Company's operations and activities, recovery of the costs of acquiring, developing and producing the its wells and profitability. The Company is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

YEAR ENDED JANUARY 31, 2005

    Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2005, as compared to the same period last year, are discussed below:

                        Increase (I)
Item                   or Decrease (D) Reason
----                   --------------  ------

Oil and Gas Sales            I         Increase in the price of oil and gas.

Lease Operating Expenses I Workover of 22 wells in Kentucky and increase in gas production.

Settlement Expense           I         Settlement of lawsuit with former
                                       director and his affiliates. See
                                       Note 5 to the financial statements
                                       included as part of this report.

Interest Expense              D        Reduction in interest-bearing liabilities

YEAR ENDED JANUARY 31, 2004

     Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2004, as compared to the same period last year, are discussed below:

                         Increase (I)
Item                    or Decrease (D)  Reason
----                    ---------------  ------

Oil and Gas Sales             I          Increase in gas prices and August 2003
                                         acquisition of gas wells in Kentucky

Employee Stock Bonus          I          Shares of common stock issued for
                                         services rendered

                         Increase (I)
Item                    or Decrease (D)  Reason
----                    ---------------  ------

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

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and (uses) of cash during the year ended January 31, 2005 were:

      Cash used in operations                               $   (359,002)
      Repayment of loans from related parties                 (1,131,010)
      Sale of common stock                                     3,204,014
      Repayment of notes                                        (222,119)
      Loan to employee                                           (17,086)
      Sale of oil and gas properties                             318,812
      Purchase of equipment and oil and gas properties        (1,682,892)

    The Company's material sources and (uses) of cash during the year ended January 31, 2004 were:

      Cash used in operations                                $  (447,805)
      Repayment of loans from shareholder and unrelated
        third party                                             (112,550)
      Sale of common stock                                     1,002,878)
      Purchase of equipment and oil and gas properties          (386,597)

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

      In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 the Company paid $100,000, plus interest, on one of the notes and holders of notes with a remaining principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, in the principal amount of $485,647 as of January 31, 2005, bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any art of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

      Between January and May 2004 the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on the earlier of January 31, 2006 or three weeks following written notification by the Company that its common stock closed at or above $0.85 per share for five consecutive trading days. As of June 30, 2005 warrants to purchase 705,000 shares had been exercised.

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

      George Shaw, the Company's president, was owed $305,350 by the Company as of January 31, 2005. Mr. Shaw advised the Company that he will not seek the repayment of his loans prior to December 31, 2005. In May 2005, Mr. Shaw agreed to convert the $305,350 into 1,221,400 shares of the Company's restricted common stock.

      At the request of its auditors, the Company ordered a new and more complete engineering reservoir study of its Kentucky oil and gas properties. Based upon the revised reservoir study, previously calculated depletion changed for the periods subsequent to the purchase of the field. The Company intends to file an amended 10-KSB for the year ended January 31, 2004 and an amended 10QSB for the first and second quarter of fiscal 2005 to reflect changes and corrections for these periods.

Contractual Obligations

      Except as shown in the following table, as of January 31, 2005, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of January 31, 2005 are as follows:

                    Total      2006      2007-2008    2009-2010    Thereafter

Notes payable     $485,647   $11,220     $25,320       $29,993      $392,114
Operating leases  $ 31,662   $24,000     $ 6,784       $   878      $      0
                 ---------  --------    --------      --------     ---------

Total             $517,309   $35,220     $32,104       $30,871      $392,114
                 =========  ========    ========      ========     =========


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

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

      Prior to April 14, 2004 the Company did not consult with Russell & Atkins regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      Effective November 15, 2004 Russell & Atkins, PLC resigned as the Company's independent accountants as a result of the decision by Russell & Atkins to discontinue its auditing practice for publicly traded corporations. Russell & Atkins audited the Company's financial statements for the fiscal year ended January 31, 2004. The report of Russell & Atkins for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Russell & Atkins for this fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and subsequent interim period ended November 15, 2004 there were no disagreements with Russell & Atkins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Russell & Atkins would have caused it to make reference to such disagreements in its reports.

      On December 10, 2004 the Company retained Murrell, Hall, McIntosh & Co., PLLP to act as the Company's independent certified public accountants.

      The change in the Company's auditors was recommended and approved by the board of directors of the Company.

      Prior to December 10, 2004 the Company did not consult with Murrell, Hall, McIntosh & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

     George Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

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

Name               Age    Position
----               ---    --------

George G. Shaw      74    President, Principal Financial Officer,  Principal
                          Accounting Officer and a Director
G. Scott Shaw       34    Vice President, Secretary and a Director

      The following is a brief description of the business background of the Company's executive officers and directors:

     GEORGE G. SHAW is the President, Principal Financial Officer, Principal Accounting Officer and a director of the Company. Mr. Shaw has been an officer and director of the Company since July 1991. Mr. Shaw is the President of Energas Corporation and its subsidiary Energas Pipeline Co., Inc., both privately held companies engaged in oil and gas exploration and gas gathering. Mr. Shaw is the father of G. Scott Shaw.

      G. SCOTT SHAW is the Vice President and a director of the Company and has held these positions since August 1996. Mr. Shaw became the Company's Secretary in April 2003. Mr. Shaw graduated from Oklahoma State University in 1993 with a Bachelor of Science degree in Biology. Mr. Shaw is the son of George G. Shaw.

      The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. Prior to his resignation as an officer and director of the Company in June 2005, David W. Young was the Company's financial expert. Since Mr. Young was an officer and director of the Company, Mr. Young was not independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange. Mr. Young is a certified public accountant and since 1981 Mr. Young has had his own public accounting firm.

      The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.energasresources.com

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the compensation during the three years ended January 31, 2005, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2005.
                                                                   Long-Term
                                                                 Compensation
                                                                     Awards
                                                                  Common Stock
                                Year Ended   Annual Compensation   Underlying
Name and Principal Position     January 31,  Salary (2) Bonus (3)     Options
---------------------------     -----------  ---------- --------- -------------

George G. Shaw                     2005      $36,000
President and Chief
 Executive Officer                 2004      $34,000
                                   2003      $33,000         --           --

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

    The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2006, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                Proposed                Time to Be Devoted
Name                          Compensation            To Company's Business
----                          ------------            ---------------------

George G. Shaw                   $60,000                      100%
G. Scott Shaw                    $48,000                      100%

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2005. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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
                         of Outstanding   of Outstanding        Reflected in
Plan Category             Options  [a]       Options             Column (a))
--------------------------------------------------------------------------------

Incentive Stock                 --                --              2,000,000
   Option Plan
Non-Qualified Stock
 Option Plan               100,000             $0.32                750,000

      The following table shows certain information as of June 30, 2005 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.


                                  Total       Shares                 Remaining
                                  Shares    Reserved for   Shares    Options/
                                 Reserved   Outstanding   Issued As    Shares
Name of Plan                    Under Plans   Options    Stock Bonus Under Plans
------------                    ----------- ------------ ----------- -----------

Incentive Stock Option Plan      2,000,000          --          --    2,000,000
Non-Qualified Stock Option Plan  1,000,000     250,000          --      750,000
Stock Bonus Plan                 4,000,000          --   1,520,000    2,480,000

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of June 30, 2005:

Incentive Stock Options

                                                                   Options
Shares Subject           Exercise   Date of     Expiration      Exercised as of
 To Option                 Price     Grant    Date of Option    June 30, 2005
------------------       --------   -------   --------------    ---------------

                                     None.

Non-Qualified Stock Options

                                                                     Options
Shares Subject           Exercise   Date of     Expiration      Exercised as of
 To Option                 Price     Grant    Date of Option    June 30, 2005
------------------       --------   -------   --------------    ---------------

   250,000                 $0.32    6/30/03       7/15/05            250,000

Stock Bonuses

    Name          Shares Issued as Stock Bonus           Date Issued
  --------        ----------------------------           -----------

Taylor Dillard              350,000                       10/30/03
Hiram Kelly                 350,000                       10/30/03
Sherman Formhals            100,000                       10/30/03
David Young                 100,000                       10/30/03
Jerry Parry                 100,000                       10/30/03
Jerry Parry                 250,000                       02/09/04
George Shaw                 100,000                       10/30/03
Scott Shaw                  100,000                       10/30/03
Vicki Webb                   30,000                       10/30/03
Patricia Harris              20,000                       10/30/03
Ronnie Webb                  20,000                       10/30/03
                        -----------
                          1,520,000


Other Warrants and Convertible Securities
-----------------------------------------

      See Item 5 of this report for information concerning other outstanding options and warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table shows the beneficial ownership of the Company's common stock as of June 30, 2005 by (i) each person who is known to us to be the beneficial owner of more than 5%, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the Company's executive officers and directors, except that George G. Shaw is the father of G. Scott Shaw.

                                             Shares           Percent of
                                          Beneficially      Outstanding
Name and address                             Owned              Shares
----------------                          ------------      ------------

George G. Shaw                            6,776,956            13.6%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                               718,385             1.4%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

                                             Shares           Percent of
                                          Beneficially      Outstanding
Name and address                             Owned              Shares
----------------                          ------------      ------------

Terry Tyson                               8,980,300              18%
16250 County Rd. U
Lipscomb, TX  79056-6304

Clare LLC                                        --               --
401 South LaSalle, Suite 302
Chicago, Illinois 60605

Executive Officers and Directors
  as a group (two persons)                7,495,341              15%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George Shaw, the owner of the building. During the years ended January 31, 2004, 2003 and 2002 the Company paid rent of $45,600, $61,803 and $40,797, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2005, 2004 and 2003, Energas Pipeline Company received $14,322.04, $16,592, and $14,428, respectively, for its services in operating the gathering system.

      As of January 31, 2005 the Company had borrowed approximately $305,350 from George Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw and his affiliates were used to fund the Company's operations. In May 2005 Mr. Shaw agreed to convert the $305,350 owed to him into 1,221,400 restricted shares of the Company's common stock.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
  No.     Description of Exhibit                                  Page Number
-------   ----------------------                                  -----------

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

4.1       Form of Certificate of Common Stock                          *

4.6       Escrow Amendment Agreement among Registrant,  Pacific
          Corporate Trust Company, Energas Corporation and Energas
          Pipeline Company                                             *

4.7       Escrow Agreement, dated September 20, 1991, among
          Registrant,  Pacific Corporate Trust Company, Energas
          Corporation and Energas Pipeline Company                     *

4.8       Registration Rights Agreement, dated July 18, 2001 between
          Registrant and Clare, LLC                                    *

Exhibit
  No.     Description of Exhibit                                  Page Number
-------   ----------------------                                  -----------

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

10.9 Gas Gathering Agreement, dated July 1, 1992 between Energas Pipeline Company, Inc. and A.T. Gas Gathering Systems, Inc. *

10.10 Gas Purchase Agreement, dated February 13, 1997, between Panenergy Field Services, Inc. and Energas Pipeline Company. *

10.11     Gas Purchase Agreement, dated October 1, 1999, between
          Registrant and Ozark Gas Gathering, L.L.C.                   *

16.       Letter regarding change in certifying public accountant.     **

21.       Registrant's Subsidiaries                                    *

23.       Consent of Accountants                                    _____

31.       Rule 13a-14(a)/15d-14(a) certifications                   _____

32.       Section 1350 certifications                               _____

* Incorporated by referenced to the same exhibit filed with the Company's initial registration statement on Form 10-SB.

** Incorporated by reference to the same exhibit filed with the Company's report on Form 8-K dated April 8, 2004.

     During the three months ended January 31, 2005 the Company filed the following report on Form 8-K:

            Date                    Item Report
          --------                 -------------

          12/15/04              Change of auditors

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Russell & Atkins, PLC served as the Company's independent public accountants during the fiscal year ended January 31, 2004. The following table shows the aggregate fees billed to the Company during the year ended January 31, 2004 by Russell & Atkins, PLC.

                                                 2004
                                                -----

Audit Fees                                     22,750
Audit-Related Fees                                 --
Financial Information Systems                      --
Design and Implementation Fees                     --
Tax Fees                                           --
All Other Fees                                     --

    Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Russell & Atkins, PLC was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

     Murrell, Hall, McIntosh & Co., PLLP served as the Company's independent public accountants during the fiscal year ended January 31, 2005. The following table shows the aggregate fees billed to the Company during the year ended January 31, 2003 by Murrell, Hall, McIntosh & Co., PLLP.


                                                                   2005

Audit Fees                                                          7,767
Audit-Related Fees                                                     --
Financial Information Systems                                          --
Design and Implementation Fees                                         --
Tax Fees                                                               --
All Others Fees                                                        --

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Murrell, Hall, McIntosh & Co., PLLP was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

                              RUSSELL & ATKINS, PLC

                                                     5809 North Grand, Suite D
Dennis Atkins                                        Oklahoma City, OK  73118
Casey Russell                                        Telephone:  (405) 607-8743
Member SEC                                           Fax:  (405) 607-8744
Practice Section                                     E-mail: ARCPAS@hotmail.com




To the Board of Directors
Energas Resources, Inc.

We have audited the consolidated statements of operations, stockholders' (deficit) and cash flows of Energas Resources, Inc. for the year ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Energas Resources, Inc. for the year ended January 31, 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has not generated sufficient cash flows from operations and has suffered operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in this regard are also discussed in the Notes. The financial statements do not include any adjustments that might result from the outcusome of this uncertainty.


/s/ Russell & Atkins, PLC

Oklahoma City, Oklahoma
May 17, 2004

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. and its subsidiaries as of January 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energas Resource, Inc. and its subsidiaries as of January 31, 2005, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and had a working capital deficit of $(218,533) at January 31, 2005, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Murrell, Hall, McIntosh & Co., PLLP

May 24, 2005
Oklahoma City, Oklahoma

                          ENERGAS RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEET
                              JANUARY 31, 2005

                         ASSETS

Current Assets
 Cash                                                          $   188,026
  ccounts receivable - oil and gas
 A                                                                 177,702
 Accounts receivable - related parties                              35,510
  il and gas properties held for resale
 O                                                                  97,438
                                                        ---------------------
 Total Current Assets
                                                                   498,676

Property and Equipment
 Oil and gas properties, net of accumulated depletion
 and depreciation                                                4,016,767
 Kentucky gathering system, net of accumulated
 depreciation                                                      531,257
  ther, net of accumulated depreciation
 O                                                                  15,205
                                                        ---------------------

                                                                 4,563,229


Other Assets                                                        17,086
                                                        ---------------------

Total Assets                                                  $  5,078,991
                                                        =====================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                       $   384,355
 Due to shareholders and related parties                         309,642
 Notes payable                                                    11,992
 Current portion of long-term debt                                11,220
                                                        ---------------------
 Total Current Liabilities                                       717,209

Long-term Debt less current portion                              474,427
Asset Retirement Obligation                                       86,799

Stockholders' Equity (Deficit)
 Common stock, $.001 par value 100,000,000 shares
  authorized 49,660,635 and 33,163,001 shares issued
  and outstanding at January 31, 2005                             49,661
 Additional paid in capital                                   14,965,173
 Retained earnings (deficit)                                 (11,214,278)
                                                        ---------------------
Total Stockholders' Equity (Deficit)                           3,800,556
                                                        ---------------------
Total Liabilities and Stockholders' Equity (Deficit)        $  5,078,991
                                                        =====================


     See accompanying summary of accounting policies and notes to financial statements.

                            ENERGAS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ending
                                                       January 31
                                         ---------------------------------------
                                                2005               2004
                                         ---------------------------------------

Revenue
 Oil and gas sales                        $     653,475      $     296,657
 Pipeline Revenue                                15,015             15,365
                                         ---------------------------------------
  Total Revenue                                  668,490            312,022

Operating Expenses
 Lease operating expense                         324,150            157,991
 General and administrative expense            1,142,971          1,113,066
 Depreciation, depletion and amortization        283,941            309,338
                                         ---------------------------------------
  Total Operating Expenses                     1,751,062          1,580,395
                                         ---------------------------------------

Operating Income (Loss)                       (1,082,572)        (1,268,373)

Other (Expenses) Income
 Other Income                                     16,675                 --
 Settlement expense                              (31,264)                --
 Interest expense                                (67,014)          (181,540)
                                         ---------------------------------------
  Total Other (Expense) Income                   (81,603)          (181,540)

                                         ---------------------------------------
Net (Loss)                                 $  (1,164,175)     $  (1,449,913)
                                         =======================================

Net (Loss) per Share, Basic and Diluted    $       (0.03)     $       (0.05)
                                         =======================================

Weighted average of number of shares
outstanding                                  41,251,753         28,667,028
                                         =======================================

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004


                                           Common Stock            Additional                    Total
                                 --------------------------------   Paid-In     Accumulated   Stockholders'
                                     Shares           Amount        Capital      Deficit     Equity (Deficit)
                                     ------           ------        -------      --------    ---------------

Balance, January 31, 2003          26,143,001        $ 26,143     $7,621,777    $(8,600,190)   $ (952,270)

Stock issued for consulting
services                              500,000             500         49,500              -        50,000
Private placement of stock          1,000,000           1,000         49,000              -        50,000
Private placement of stock          2,000,000           2,000        298,000              -       300,000
Settlement of debt for stock        1,000,000           1,000         99,000              -       100,000
Stock bonus                           700,000             700        153,300                      154,000
Employee stock plan                   570,000             570        124,830                      125,400
Exercise of stock warrants          1,250,000           1,250        248,750                      250,000
Net Loss                                    -               -              -     (1,449,913)   (1,449,913)
                                 ------------      ----------   ------------   ------------   -----------

Balance, January 31, 2004          33,163,001          33,163      8,644,157    (10,050,103)   (1,372,783)

Net loss                                    -               -              -     (1,164,175)   (1,164,175)
Private placement of stock          5,000,000           5,000      1,495,000              -     1,500,000
Conversion of notes payable to
stock                               4,800,000           4,800      2,395,200                    2,400,000
Stock issued in settlement of
litigation                            350,000             350         69,650                       70,000
Options issued in settlement of
litigation                                                            31,500                       31,500
Stock issued for equity line of
credit                                959,786             960        562,154                      563,114
Stock issued for consulting
services                            1,150,000           1,150        585,350                      586,500
Warrants exercised for common
stock                               3,975,000           3,975      1,136,925                    1,140,900
Stock bonus                           250,000             250         37,250                       37,500
Employee stock plan                    12,848              13          7,987                        8,000
                                 ------------      ----------   ------------   ------------   -----------

Balance, January 31, 2005          49,660,635      $   49,661   $ 14,965,173   $(11,214,278)  $ 3,800,556
                                 ============      ==========   ============   ============   ===========


See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ending
                                                             January 31
                                                    ----------------------------
                                                         2005           2004
                                                    ----------------------------
Cash Flows From Operating Activities
 Net (Loss)                                         $ (1,164,175)  $ (1,449,913)
 Adjustments to reconcile net loss to net cash
  provided by
  operating activities
 Depreciation, depletion and amortization                283,941        309,338
 Issuance of stock for consulting fees                   586,500         50,000
 Issuance of stock for employee bonuses                   45,500        279,400
 Issuance of stock and options for settlement            101,500        100,000
 Interest capitalized                                         --        107,766
 (Increase) Decrease in accounts receivable              (60,882)      (151,630)
 Increase (Decrease) in accounts payable and
  accrued expense                                       (215,908)       286,457

  Increase (Decrease) in Notes payable                    (1,500)            --
  Increase (Decrease) in Asset retirement obligation      66,022         20,777
                                                    -------------  -------------
        Net Cash Flows From Operating Activities        (359,002)      (447,805)

Cash Flows from Financing Activities
 (Repayments of) Advances from related party and
  stockholders                                      $ (1,131,010)      (112,550)
 Sale of common stock                                  3,204,014      1,002,878
 Payments on Notes Payable                              (222,119)            --
                                                    -------------  -------------
 Net Cash Provided (Used) by Financing Activities      1,850,885        890,328

Cash Flows From Investing Activities
 Loan made to employee                                   (17,086)            --
 Proceeds from sale of oil and gas properties            318,812             --
 Purchase of property and equipment                   (1,682,892)      (386,597)
                                                    -------------  -------------
 Net Cash Provided (Used) by Investing Activities     (1,381,166)      (386,597)
                                                    -------------  -------------

Increase (Decrease) in Cash                              110,717         55,926
Cash at Beginning of Year                                 77,309         21,383
                                                    -------------  -------------
Cash at End of Year                                 $    188,026   $     77,309
                                                    =============  =============

Supplemental Information:
 Interest Paid in Cash                              $          -   $          -
 Non-Cash Transactions:
  Long-term debt converted into 4,800,000 shares of
  common stock                                         2,400,000   $          -
 Advances from stockholders settled for 350,000
  shares of common stock                                  70,000
 250,000 options for common stock                         31,500
 Consulting fees and stock bonuses:
  1,400,000 shares of common stock                       624,000
  1,270,000 shares of common stock                       279,400
 Asset Retirement Obligation                              66,022

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2005 AND 2004

1.  NATURE OF OPERATIONS

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

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiaries, A.T. Gas Gathering Systems, Inc. ("AT GAS"), and TGC, Inc. ("TGC"). In addition, the Company owns and operates natural gas gathering systems, located in Oklahoma and Kentucky, which serves wells operated by the Company for delivery to a mainline transmission system. The majority of the Company's operations is maintained and occurs through AT GAS and TGC. AT GAS is a company incorporated in the State of Oklahoma, U.S.A. and TGC is a company incorporated in the state of Kentucky, U.S.A.

On August 1, 2003, the Company entered into agreements to acquire producing oil and gas properties located in Kentucky from three private corporations in exchange for $3,000,000 in convertible notes. The notes are convertible at a rate of one share of common stock for each $1.00 of principal converted. The properties consist of 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage.

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of January 31, 2005, it had a working capital deficiency of $(218,533) and incurred an operating loss of $(1,164,175) for the year then ended. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional resource property interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these consolidated financial statements.

3.  SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AT Gas and TGC. All significant inter-company items have been eliminated in consolidation.

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

Petroleum and natural gas properties - The Company employs the full cost method of accounting for petroleum and natural gas properties whereby all costs relating to exploration and development of reserves are capitalized. Such costs include land acquisition costs, geological and geophysical costs, costs of drilling both productive and non-productive wells, and related overhead.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

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

Equipment - Equipment is recorded at cost and depreciated on the Straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering system            30 years


Asset Retirement Obligations - In accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations" the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made.

Earnings per share - The Company follows SFAS No. 128; Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2005 and 2004, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Concentration -The Company sells all of its oil production and a portion of its gas production through a related company, Energas Pipeline Company, who sells the oil production to Conoco and gas production to Scissortail Energy. The Company believes that either or both of these customers can be replaced on a timely basis. The Company sells its Kentucky production to North American Energy Corp., an independent natural gas marketing company.

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

New Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities". The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The financial statements are unaffected by implementation of this new standard.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have an effect on its reporting.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company does not expect this statement to have an effect on its reporting.

4.  ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. As an inducement to convert, the terms of the agreements were subsequently modified to allow for conversion of unpaid principal and accrued interest into the Company's common stock on the basis of one share of common stock for every $.50 of note principal or interest converted. In March, 2004, two of the three note holders exercised their option to convert under these new terms resulting in $2,400,000 of principal converted into 4,800,000 shares of the Company's common stock.

5.  SETTLEMENT OF LITIGATION

On April 2, 2004, the Company settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $.32 with an expiration date of June 15, 2005. This settlement paid in full a note in the amount of $280,000, advances from a shareholder in the amount of $261,975 and accrued interest payable in the amount of $87,901, resulting in a loss of $31,624 on this settlement as detailed below:

               Consideration given:
               Cash                         $ 500,000
               Oil Lease                       60,000
               Stock                           70,000
               Options                         31,500
                                        -------------
                    Total consideration       661,500
               Liabilities retired:
               Notes Payable                  280,000
               Due Shareholder                261,975
               Accrued Interest                87,901
                                        -------------
                                              629,876

               Settlement Expense             $31,624
                                              =======


6.  EMPLOYEE LOAN

As of January 31, 2005, the Company has a non-interest bearing loan to an employee totaling $17,086. Beginning February 1, 2005, the employee will repay the loan through payroll deductions.

7.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation, depletion and amortization as of January 31:

Capitalized Costs Relating to Oil and
 Gas Producing Activities at January 31,        2005         2004
                                           --------------------------

Oil and gas properties                     $ 4,500,724   $3,747,626
Unproved oil and gas properties                173,018      234,093
                                           --------------------------
  Total oil and gas property and             4,673,742    3,981,719
equipment
Kentucky Gathering System                      531,257
Other property and equipment                    65,108       46,496
                                           --------------------------
Less accumulated depreciation,
depletion, Amortization and impairment        (706,878)    (445,360)
                                           --------------------------

Total Property and Equipment               $ 4,563,229   $3,582,855
                                           ==========================

Oil and gas properties are accounted for using the full cost method. Depletion was $278,342 and $303,522 for the years ended January 31, 2005 and 2004, respectively.

8.  SALE OF OIL AND GAS PROPERTIES

During the fiscal year ended January 31, 2005, the Company sold an 80% working interest for bore hole assignments only in 20 wells (no acreages) in the Pulaski County field in Kentucky for $100,000. In 2003 the Company sold a 12% Working Interest in 5,945.86 acres and 2 producing oil wells in the Rusty Creek prospect in Niobrara County, Wyoming for $168,000. During February through May 2004, the Company sold 83.25% Working Interest in 1,350 acres in Harper County, Kansas for $37,440. The proceeds from these sales were treated as a reduction in the carrying amount of oil and gas properties in accordance with the requirements of the full cost method of accounting for oil and gas properties.

9.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of January 31, 2005, the company has drawn a sum of $490,784, which was repaid by the issuance of 959,786 shares of the Company's common stock.

10.  RELATED PARTY

At January 31, 2005, a receivable of $35,510.29 was due to the Company by Energas Corporation, a private operating company owned by George Shaw, president of the Company. The total marketing fee for the year ended January 31, 2005 was approximately $3,000.00.

The Company sells gas from its Atoka County properties to Energas Corporation. During the year ended January 31, 2005, these sales were approximately $145,000. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser.

The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma and consist of 4,800 square feet which is rented on a month-to-month basis for $3,800 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

11. INCOME TAXES

The Company has approximately $7,647,000 of net operating losses expiring through 2025 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2005, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,059,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2005 and 2004 are as follows:

                                                2005           2004
                                                ----           ----

Deferred tax liabilities
  Timing difference in full cost pool        $(187,000)      $ (4,000)
                                             ==========      =========
Deferred tax assets
  Net operating losses                       3,059,000      2,673,000

Valuation allowance for deferred tax assets (2,872,000)    (2,669,000)
                                            -----------    -----------
                                            $       --     $       --
                                            ===========    ===========

The valuation allowance increased $203,000 and $379,000 for the period ending January 31, 2005 and 2004, respectively.

The ability of the Company to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

12.  NOTES PAYABLE

The Company has the following notes payable as of January 31,

                                                             2005         2004
                                                             ----         ----
Note payable to private corporation, secured by oil
and gas properties, interest at 8.5%, convertible to
common stock at a rate of one share for each dollar
owed, due in 240 monthly installments including
principal and interest in the amount of $12,972 beginning
September 1, 2003                                          $    --   $1,553,883

Note payable to private corporation, secured by oil
and gas properties, interest at 8.5%, convertible to
common stock at a rate of one share for each dollar
owed, due in 240 monthly installments including
principal and interest in the amount of $8,678 beginning
September 1, 2003                                               --    1,035,922

Note payable to private corporation, secured by oil
and gas properties, interest at 8.5%, convertible to
common stock at a rate of one share for each dollar
owed, due in 240 monthly installments including
principal and interest in the amount of $4,339
beginning September 1, 2003                                485,647      517,961
                                                     -------------  ------------
                                                           485,647    3,107,766
          Less: Current Portion                            (11,220)    (157,391)
                                                     -------------  ------------
                                                     $     474,427  $ 2,950,375
                                                     =============  ============

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2006             $   11,220
                  2007                 12,124
                  2008                 13,196
                  2009                 14,362
                  2010                 15,631
                  Thereafter          419,114
                                   ----------
                                   $  485,647
                                   ==========

13. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                        2005            2004
                                                        ----            ----
Basic (loss) per share computation Numerator:
  Net loss                                        $ (1,164,175)    $ (1,449,913)

Denominator:
  Weighted average common shares outstanding        41,251,753       28,667,028
Basic (loss) per share                            $      (0.03)    $      (0.05)

Diluted (loss) per share Numerator:
  Net loss                                        $ (1,164,175)    $ (1,449,913)

Denominator:
  Weighted average common shares outstanding        41,251,753       28,667,028
Diluted (loss) per share                          $      (0.03)    $      (0.05)


14. ASSET RETIREMENT OBLIGAITON

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations for the fiscal year ended January 31, 2005:

                                             Year Ended            Year Ended
                                          January 31, 2005     January 31, 2004
                                         -----------------     ----------------
  Asset retirement obligation beginning
        balance                             $     20,770         $       --
    Liabilities incurred                          60,000                 --
    Liabilities settled                               --                 --
    Accretion expense                              6,029             20,770
                                            ------------         ----------
  Asset retirement obligation ending balance$     86,799         $   20,770
                                            ============         ==========

15.  STOCK OFFERING

Beginning January 12, 2004, the Company offered for sale, in a private offering, 500 units at a price of $3,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and 10,000 warrants to purchase shares of the Company's common stock at $.50 per share. The Company completed the offering in May 2004, resulting in total proceeds to the Company of $1,500,000.

16.   OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                      Outstanding   Granted   Exercised  Outstanding
            Exercise  January 31,     or         or       January 31, Expiration
             Price       2004     (Cancelled)  Expired       2005         Date
            --------  ----------- ----------- ---------  -----------  ----------

Options:    $  0.32      250,000   (120,000)    130,000                 06/15/05

Warrants    $  0.32      100,000         --     100,000                 06/30/05
           $0.20/0.30  2,000,000         --  (2,000,000)         --   9/30/04-05
          $  0.50             --  5,000,000  (1,105,000)  3,895,000

*   Expired unexercised

17.  OPERATING LEASES

The Company currently has three leases that are under contract. The Company leases a compressor for the Kentucky gathering system at $1,975 per month through December 2005 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warranted with full maintenance.

Additionally, the minimum annual rental commitments as of January 31, 2005 under noncancellable leases as follows: 2006 - $24,000; 2007 - $3,392; 2008 - $3,392;
2009 - $878; and 2010 - $0.

18.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 56% of total natural gas and oil revenues for the fiscal year ended January 31, 2005.

See Note 10 regarding sales to Related Parties.

19.  FINANCIAL INSTRUMENTS

The carrying amount of cash, receivables, deposits, accounts payable, and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for convertible debentures and notes payable approximate fair value because the interest rates have remained generally unchanged since the issuance of the convertible debentures and due to the variable nature of the interest rates of the notes payable.

20.  CONTINGENCIES

In March, 2005, Double G, Inc filed a lawsuit in the state of Texas against the Company and its subsidiaries, AT Gas and TGC, seeking payment of unspecified amounts regarding claims of damages caused regarding the sale of an 80% Working Interest for Bore Hole assignments as described in Note 6. The Company has denied all claims and has filed as of April, 2005, to have the suit dismissed, and has demanded and filed for arbitration as per the agreement that exists between the Company's subsidiaries, AT Gas Gathering and TGC, Inc., officers of the Company and Double G. Subsequent to the Company's motion to dismiss, Double G has filed a lawsuit of the same nature in the state of Kentucky in May 2005. The Company has vigorously denied all claims, and has held that Double G takes their claims to arbitration as per the agreement. The Company was unable to estimate the amount, if any, of the Company's ultimate liability to settle this litigation. No accrual has been recorded at January 31, 2005 related to the settlement of this litigation.

21.  SUBSEQUENT EVENTS

In May, 2005, the Company acquired approximately 3,000 acres and 18 wells in Laurel County, KY which are currently being reworked and tested to see what the field is capable of producing. The company is also continuing to lease acreage in the area, but has yet to produce anything for profit as of June 15, 2005.

22.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                            January 31,           January 31,
                                               2005                 2004
                                          ------------------------------------
Natural gas and oil properties and
related lease equipment:
     Proved                               $  4,500,724         $  3,673,141
     Unproved                                  173,018              234,093
                                         -------------        -------------
                                             4,673,742            3,907,234
Accumulated depreciation and depletion        (656,975)           (376,305)
                                         -------------        -------------
     Net capitalized costs                 $ 4,106,767          $ 3,530,929
                                         =============        =============

Unproved properties not subject to amortization consisted mainly of leasehold acquired through acquisitions. The Company will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                                     Years Ended May 31,
                                                   ---------------------
                                                   2005             2004
                                                   ----             ----

Acquisition of properties proved and unproved   $       --      $3,000,000
Development costs                                  931,350         920,000
                                                ----------      ----------
                                                $  931,350      $3,920,000
                                                ==========      ==========

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended January 31, 2005 and 2004. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                  Years Ended January 31,
                                                   2005           2004
                                                   ----           ----

        Production revenues                   $  653,475     $   296,657
        Production costs                        (324,150)       (157,991)
        Depletion expense                       (278,342)       (303,522)
                                              ----------      ----------
                                                  50,983        (164,856)
        Imputed income tax provision (1)         (20,393)             --
                                             ----------- ---------------
        Results of operation for natural gas/oil
            producing activity               $    30,590       $(164,856)
                                             ===========       =========

(1) The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

Natural Gas and Oil Reserve Quantities

The following schedule contains estimates of proved natural gas and oil reserves attributable to the Company. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (bbl) of oil. Geological and engineering estimates of proved natural gas and oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, due to their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

                                           Gas - mcf        Oil - bbls
                                        ----------------  ----------------
Proved reserves:
  Balance, January 31, 2003                     597,773             3,761
   Purchase of reserves-in-place              3,940,802            65,265
   Improved recovery                                  -             5,714
   Extensions and discoveries                         -                 -
   Revisions of previous estimates                    -                 -
   Production                                  (143,616)             (950)
                                        ----------------  ----------------
  Balance, January 31, 2004                   4,394,959            73,790
                                        ----------------  ----------------
   Purchase of reserves-in-place
   Extensions and discoveries
   Revisions of previous estimates           (2,107,212)          (39,384)
   Production                                  (106,276)           (4,008)
                                        ----------------  ----------------
  Balance, January 31, 2005                   2,181,471            30,398
                                        ================  ================
Proved developed reserves:
  Balance, January 31, 2004                   2,241,709             3,761
  Balance, January 31, 2005                   1,678,133            30,398

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended January 31, 2005 and 2004. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at January 31, 2005 and 2004, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

                                             Years Ended January 31,
                                              2005           2004
                                              ----           ----

Future production revenues (1)            $13,685,443    $21,092,100
Future production costs                    (3,783,015)    (6,847,028)
Future development costs                     (524,597)    (1,337,000)
                                        -------------  -------------
Future cash flows before income taxes       9,377,831     12,908,072
Future income tax                          (2,213,632)    (3,844,494)
                                         ------------   ------------
Future net cash flows                       7,164,199      9,063,578
Effect of discounting future annual
    cash flows at 10%                      (2,826,564)    (5,165,517)
                                         ------------   ------------
Standardized measure of discounted
    net cash flows                       $  4,337,635   $  3,898,061
                                         ============   ============

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $5.95 per mcf and $35.25 per bbl at January 31, 2005 as compared to $4.80 per mcf and $27.00 per bbl at January 31, 2004.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2005 and 2004:

                                              Years Ended January 31,
                                              2005             2004
                                              ----             ----
Standardized measure of discounted future
     net cash flows                       $ 4,377,635    $ 3,898,061
Proved natural gas & oil property net of
     accumulated depletion                  3,843,749      3,296,836
                                         ------------   ------------
Standardized measure of discounted future
 net cash flows in excess of net carrying
 value of proved natural gas & oil
 properties                               $   533,886    $   601,225
                                         ============   ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of July 2005.

                             ENERGAS RESOURCES, INC.


                                  By:  /s/ George G. Shaw
                                       ----------------------------------------
                                       George G. Shaw, President, Principal
                                       Accounting Officer and Principal
                                       Financial Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
-------------------
George G. Shaw                      Director             July 8, 2005



/s/ George G. Shaw
-------------------
G. Scott Shaw                       Director             July 8, 2005

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS