Form 10QSB
period 2005-04-30
ENERGAS RESOURCES INC
filed 2005-08-05
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             73-1620724
        (State of incorporation)      (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                  --------------------------------------------
                (Address of Principal Executive Office) Zip Code


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

                            YES [X]         NO [ ]


As of July 31, 2005, the Company had 49,890,246 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2005



                                                    April 30, 2005      January 31, 2005
                                                    --------------      ----------------
                                                     (Unaudited)
   ASSETS

Current Assets
  Cash                                              $      36,391        $    188,026
  Accounts receivable                                     230,730             213,212
  Oil and gas properties held for resale                   97,438              97,438
                                                    -------------        ------------
   Total Current Assets                                   364,559             498,676

Property and Equipment
  Oil and gas properties, net of accumulated
  depletion and depreciation                            4,279,127           4,016,767
  Kentucky gathering system, net of accumulated
  depreciation                                            628,899             531,257
  Other, net of accumulated depreciation                   11,308              15,205
                                                    -------------        ------------
                                                        4,919,334           4,563,229

Other Assets                                               17,086              17,086
                                                    -------------        ------------
Total Assets                                        $   5,300,979           5,078,991
                                                    =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Bank overdraft                                    $      23,039                  --
  Accounts payable and accrued expenses                   562,686             384,355
  Due to shareholders and related parties                 369,611             309,642
  Notes payable                                            11,992              11,992
  Current portion of long-term debt                        11,220              11,220
                                                    -------------        ------------
   Total Current Liabilities                              978,548             717,209

Long-term Debt less current portion                       474,427             474,427
Asset Retirement Obligation                                91,558              86,799

Stockholders' Equity (Deficit)
  Common stock, $.001 par value 100,000,000
     shares authorized, 49,890,246 issued                  49,890              49,661
  Additional paid in capital                           15,070,740          14,965,173
  Retained Deficit                                    (11,364,184)        (11,214,278)
                                                    -------------        ------------
Total Stockholders' Equity                              3,756,446           3,800,556
                                                    -------------        ------------
Total Liabilities and Stockholders' Equity           $  5,300,979           5,078,991
                                                    =============        ============



     See accompanying summary of accounting policies and notes to financial statements

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended
                                                         April 30,
                                          -------------------------------------
                                                 2005                2004
                                          -------------------------------------
                                                                   (Restated)

Revenue
 Oil and gas sales                         $     254,269       $     129,599
 Pipeline Revenue                                  3,612               3,972
                                          --------------------------------------
  Total Revenue                                  257,881             133,571

Operating Expenses
 Lease operating expense                          83,151              61,313
 General and administrative expense              216,673             284,047
 Depreciation, depletion and amortization         97,662              95,496
                                          --------------------------------------
  Total Operating Expenses                       397,486             440,856
                                          --------------------------------------

Operating Loss                                  (139,605)           (307,285)

Other (Expenses) Income
 Settlement expense                                    -             (31,624)
 Interest expense                                (10,301)            (65,550)
                                          --------------------------------------
  Total Other Expense                            (10,301)            (97,174)
                                          --------------------------------------
Net (Loss)                                 $    (149,906)      $    (404,459)
                                          ======================================

Net (Loss) per Share, Basic and Diluted    $      (0.003)      $       (0.01)
                                          ======================================

Weighted average of number of shares
outstanding                                   49,785,277          34,263,001
                                          ======================================


     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2005 AND
                    FOR THE THREE MONTHS ENDED APRIL 30, 2005
                                   (Unaudited)



                                                             Additional                    Total
                                        Common Stock          Paid-In    Accumulated   Shareholders'
                                     Shares       Amount      Capital      Deficit    Equity (Deficit)
                                     ------       ------      -------      --------   ----------------

Balance, January 31, 2004         33,163,001   $   33,163   $ 8,644,157  $(10,050,103)  $(1,372,783)

Net loss                                   -            -             -    (1,164,175)   (1,164,175)
Private placement of stock         5,000,000        5,000     1,495,000             -     1,500,000
Conversion of notes payable
 to stock                          4,800,000        4,800     2,395,200                   2,400,000
Stock issued in settlement of
 litigation                          350,000          350        69,650                      70,000
Options issued in settlement
 of litigation                                                   31,500                      31,500
Stock issued for equity line
 of credit                           959,786          960       562,154                     563,114
Stock issued for consulting
 services                          1,150,000        1,150       585,350                     586,500
Warrants exercised for common
 stock                             3,975,000        3,975     1,136,925                   1,140,900
Stock bonus                          250,000          250        37,250                      37,500
Employee stock plan                   12,848           13         7,987                       8,000
                              ----------------------------------------------------------------------
Balance, January 31, 2005         49,660,635       49,661    14,965,173   (11,214,278)    3,800,556

Net loss                                                                     (149,906)     (149,906)

Stock issued for equity line
 of credit                           177,500          177        85,694                      85,871
Options exercised for common
 stock                                40,000           40        12,760                      12,800
Employee stock plan                   12,111           12         7,113                       7,125
                              ----------------------------------------------------------------------
Balance, April 30, 2005           49,890,246     $ 49,890   $15,070,740  $(11,364,184)   $3,756,446
                              ======================================================================



     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                               April 30,
                                                       -------------------------
                                                         2005           2004
                                                       -------------------------
                                                                      (Restated)

Cash Flows From Operating Activities
 Net (Loss)                                          $  (149,906)  $   (404,459)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
 Depreciation, depletion and amortization                 97,662         95,496
 Stock issued for salaries                                 7,125              -
  (Increase) Decrease in
   Accounts receivable                                   (17,518)             -
  Increase (Decrease) in
    Bank overdraft                                        23,039              -
    Accounts payable and accrued expenses                178,331        (40,392)
    Asset retirement obligation                            4,759              -
                                                       -------------------------
  Net Cash Flows Provided by (Used In) Operating
  Activities                                             143,492       (349,355)

Cash Flows From Investing Activities
 Purchase of property and equipment                     (453,767)      (159,594)
                                                       -------------------------
  Net Cash Used in Investing Activities                 (453,767)      (159,594)

Cash Flows from Financing Activities
 Advances from related party and stockholders          $  59,969        249,134
 Stock issued for consulting fees                              -        254,960
 Sale of common stock                                     98,671        220,000
 Payments on Notes Payable                                     -       (202,767)
                                                       -------------------------
  Net Cash Provided by Financing Activities              158,640        521,327

(Decrease) Increase in Cash                             (151,635)        12,378

Cash at Beginning of Period                              188,026         77,309
                                                       -------------------------
Cash at End of Period                                  $  36,391     $   89,687
                                                       =========================
Supplemental Information:
 Interest Paid in Cash                                 $       -     $        -

 Non-Cash Transactions:
  Long-term debt converted into 4,800,000 shares
   of common stock                                     $       -     $2,400,000
  40,000 options for common stock                      $  31,500              -
  Stock issued for consulting fees                     $       -        254,960
  Stock issued for salaries                            $   7,125              -
  Asset Retirement Obligation                          $   4,759              -

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2005 AND 2004

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of April 30, 2005, it had a working capital deficiency of $(613,989) and incurred an operating loss of $(149,906) for the three months then ended and operating losses for the fiscal years ended January 31, 2005 and 2004 of $(1,164,175) and $(1,449,913) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on an annual basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

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

Equipment - Equipment is recorded at cost and depreciated on the Straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering system            30 years

Asset Retirement Obligations - In accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations" the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made.

Earnings per share - The Company follows SFAS No. 128; Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the quarters ended April 30, 2005 and 2004, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

Stock-based compensation - The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS
123R). The statement requires companies to record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005. The United States Securities and Exchange Commission (SEC) recently deferred the implementation date for SFAS 123R to the first fiscal year that begins after June 15, 2005. The Company is evaluating the impact of the new standard and the method and timing of adoption.

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

New Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities". The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

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

4.  ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. As an inducement to convert, the terms of the agreements were subsequently modified to allow for conversion of unpaid principal and accrued interest into the Company's common stock on the basis of one share of common stock for every $0.50 of note principal or interest converted. In March, 2004, two of the three note holders exercised their option to convert under these new terms resulting in $2,400,000 of principal converted into 4,800,000 shares of the Company's common stock.

5.  SETTLEMENT OF LITIGATION

On April 2, 2004, the Company settled two lawsuits with a shareholder and his related companies for a total of $500,000 in cash, 350,000 shares of the Company's common stock and 250,000 options with an exercise price of $0.32 with an expiration date of June 15, 2005. This settlement paid in full a note in the amount of $280,000, advances from a shareholder in the amount of $261,975 and accrued interest payable in the amount of $87,901, resulting in a loss of $31,624 on this settlement as detailed below:

               Consideration given:
               Cash                         $ 500,000
               Oil Lease                       60,000
               Stock                           70,000
               Options                         31,500
                                        -------------
                  Total consideration         661,500
                                        -------------
               Liabilities retired:
               Notes Payable                  280,000
               Due Shareholder                261,975
               Accrued Interest                87,901
                                        -------------
                                              629,876
                                        -------------
               Settlement Expense             $31,624
                                        =============

6.  EMPLOYEE LOAN

As of April 30, 2005, the Company had a non-interest bearing loan to an employee totaling $17,086.

7.      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation, depletion and amortization as of April 30:


                                            2005
                                        --------------

Oil and gas properties                    $ 5,481,476
Unproved oil and gas properties               173,018
                                        --------------
    Total oil and gas property and          5,654,494
equipment

Other property and equipment                   67,051
                                        --------------
Less accumulated depreciation,
depletion,
  Amortization and impairment                (802,211)
                                        --------------
Total Property and Equipment              $ 4,919,334
                                        ==============

Oil and gas properties are accounted for using the full cost method. Depletion was $91,822 and $89,496 for the three months ended April 30, 2005 and 2004, respectively.

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

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private
Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of April 30, 2005, the company has drawn a sum of $576,655, which was repaid by the issuance of 1,137,286 shares of the Company's common stock.

10.  RELATED PARTY

The Company sells gas from its Atoka County properties to Energas Corporation. During the three months ended April 30, 2005, these sales were approximately $40,000. Energas Corporation deducts a marketing fee of $0.10 per MCF (1,000 cubic feet) from the price paid by the end purchaser. The total marketing fee for the three months ended April 30, 2005 was approximately $700.

11. INCOME TAXES

The Company has approximately $7,647,000 of net operating losses expiring through 2025 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at April 30, 2005, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring in 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,159,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of April 30, 2005 and 2004 are as follows:
                                                    2005           2004
                                                    ----           ----

   Deferred tax liabilities
      Timing difference in full cost pool        $(247,000)    $ (24,000)
                                                 ==========    ==========
   Deferred tax assets
      Net operating losses                       3,159,000     2,703,000

   Valuation allowance for deferred tax assets  (2,912,000)   (2,679,000)
                                                -----------   -----------
                                                $        -    $        -
                                                ===========   ===========

The valuation allowance increased $40,000 and $10,000 for the three months ending April 30, 2005 and 2004, respectively.

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

12.  NOTES PAYABLE

The Company has the following notes payable as of April 30,

                                                        2005            2004
                                                        ----            ----
Note payable to private corporation, secured by
oil and gas properties, interest at 8.5%,
convertible to common stock at a rate of one share
for each dollar owed, due in 240 monthly installments
including principal and interest in the amount
of $12,972 beginning September 1, 2003              $        -     $  1,403,883

Note payable to private corporation, secured by
oil and gas properties, interest at 8.5%,
convertible to common stock at a rate of one share
for each dollar owed, due in 240 monthly
installments including principal and interest in the
amount of $8,678 beginning September 1, 2003                 -          984,655

Note payable to private corporation, secured by oil
and gas properties, interest at 8.5%, convertible to
common stock at a rate of one share for each dollar
owed, due in 240 monthly installments including
principal and interest in the amount of $4,339
beginning September 1, 2003                            485,647          517,961
                                                  ------------     ------------
                                                       485,647        2,906,499
          Less: Current Portion                        (11,220)        (157,391)
                                                  ------------     ------------

                                                  $    474,427     $  2,749,108
                                                  ============     ============

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2006              $  11,220
                  2007                 12,124
                  2008                 13,196
                  2009                 14,362
                  2010                 15,631
                  Thereafter          419,114
                                    ---------
                                    $ 485,647

13. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation as of April 30:

                                                        2005              2004
                                                        ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                         $  (149,906)     $  (404,459)

Denominator:
  Weighted average common shares outstanding        49,785,277       34,263,001
Basic (loss) per share                             $    (0.003)     $     (0.01)

Diluted (loss) per share Numerator:
  Net loss                                         $  (149,906)     $  (404,459)

Denominator:
  Weighted average common shares outstanding        49,785,277       34,263,001
Diluted (loss) per share                           $    (0.003)    $      (0.01)

14. ASSET RETIREMENT OBLIGAITON

As described in Note 1, effective June 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS No. 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations for the three months ended April 30, 2005:

                                            Three Months Ended
                                              April 30, 2005
                                            ------------------

  Asset retirement obligation beginning
        balance                                $     86,799
    Liabilities incurred                              3,026
    Liabilities settled                                  --
    Accretion expense                                 1,733
                                               ------------
  Asset retirement obligation ending balance   $     91,558
                                               ============

15.  STOCK OFFERING

Beginning January 12, 2004, the Company offered for sale, in a private offering, 500 units at a price of $3,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and 10,000 warrants to purchase shares of the Company's common stock at $0.50 per share. The Company completed the offering in May 2004, resulting in total proceeds to the Company of $1,500,000.

16.   OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding   Granted   Exercised  Outstanding
           Exercise  January 31,     or         or        April 30,  Expiration
            Price       2005     (Cancelled)  Expired      2005         Date
           --------  ----------- ----------- ---------  -----------  ----------

Options: $   0.32     170,000          --      40,000     130,000    06/15/05

Warrants $   0.32     100,000          --          --     100,000    06/30/05
         $   0.50   3,895,000          --          --   3,895,000

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

18.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 56% of total natural gas and oil revenues for the fiscal year ended April 30, 2005.

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

20.  CONTINGENCIES

In March, 2005, Double G, Inc filed a lawsuit in the state of Texas against the Company and its subsidiaries, AT Gas and TGC, seeking payment of unspecified amounts regarding claims of damages caused regarding the sale of an 80% Working Interest for Bore Hole assignments as described in Note 6. The Company has denied all claims and has filed as of April, 2005, to have the suit dismissed, and has demanded and filed for arbitration as per the agreement that exists between the Company's subsidiaries, AT Gas Gathering and TGC, Inc., officers of the Company and Double G. Subsequent to the Company's motion to dismiss, Double G has filed a lawsuit of the same nature in the state of Kentucky in May 2005. The Company has vigorously denied all claims, and has held that Double G takes their claims to arbitration as per the agreement. The Company was unable to estimate the amount, if any, of the Company's ultimate liability to settle this litigation. No accrual has been recorded at April 30, 2005 related to the settlement of this litigation.

21.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the quarter ended April 30, 2005 was $7,125, and 12,111 shares of stock were issued under the program. As of April 30, 2005, 7,455 shares had not been issued and are shown on the balance sheet as accrued compensation. The effect of these shares is not included in diluted earnings per share as their effect would have been antidilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2005, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  -------

Oil and Gas Sales                   I         Increase in gas prices.

Lease Operating Expense             I         Workover of 22 wells in Kentucky
                                              and increase in gas production.

General and Administrative Expense  D         The Company used less consultants
                                              during the current three month
                                              period than during the comparable
                                              period in 2004.

Settlement Expense                  D         One-time expense relating to
                                              settlement of lawsuit with former
                                              director and his affiliates during
                                              April 2004.

Interest Expense                    D         Reduction in interest-bearing
                                              liabilities.

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

     Changes in natural gas and crude oil prices significantly affect the Company's revenues and cash flow of the wells and the value of the Company's oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of the Company's operations and activities, recoupment of the costs of acquiring, developing and producing the its wells and profitability. The Company is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

     Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2005:

      Cash provided by operations                               $143,492
      Purchase of equipment and exploration and
           development of Company's oil and gas properties      (453,767)
      Loans from the Company's President, George Shaw             59,969
      Sale of common stock                                        98,671

      Decrease in cash during the three months ended
         April 30, 2005                                        $(151,635)

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2004:

      Cash used in operations                                  $(349,355)
      Purchase of equipment and exploration and
           development of Company's oil and gas properties      (159,594)
      Loans from the Company's President, George Shaw            249,134
      Stock issued for consulting fees                           254,960
      Sale of common stock                                       220,000
      Repayment of loans                                        (202,767)

      Increase in use of cash during three months ended
          April 30, 2004                                       $  12,378

     In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, in the principal amount of $485,647 as of April 30, 2005, bears interest at 8.5% per year and is due in August 2023. At any time prior to August 1, 2006 all or any part of the unpaid principal or interest due on this note may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted.

     As of April 30, 2005, George Shaw, the Company's President, was owed $369,611. Mr. Shaw has advised the Company that he will not seek the repayment of his loans prior to December 31, 2005. Mr. Shaw has agreed to convert approximately $320,000 of his loans into 1,280,000 shares of the Company's restricted common stock.

     As of April 30, 2005, the Company did not have any material capital commitments, other than funding its operating losses and paying its outstanding debt. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

Controls and Procedures

     George Shaw, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


1. LEGAL PROCEEDINGS.

     On March 16 2005 Double G Energy, Inc. filed a lawsuit against the Company and the Company's officers in the District Court for Dallas County, Texas. In its complaint Double G Energy alleges that: (i) in 2004 it entered into an agreement with the Company to drill and complete wells on the Company's field in Pulaski County, Kentucky, (ii) the Company failed to comply with its obligations under the agreement, and (iii) the Company and its officers made a number of misrepresentations concerning the drilling program.

     Double G's complaint asked for unspecified actual and punitive damages against the Company. The Company has denied the allegations in Double G's complaint and in July 2005 the District Court ordered the Company and Double G Energy to submit their disputes to binding arbitration.

     In May 2005 Double G Energy filed a lawsuit against the Company in Kentucky with claims similar to those in the Texas proceeding. The Company has requested the Kentucky Court to dismiss Double G's complaint.

     In June 2005 Mankato Investments, LLC filed a petition against the Company in the District Court of Oklahoma County, Oklahoma. The petition asks for a determination that Mankato has an interest in four of the Company's oil and gas properties and that the Company provide Mankato with an accounting of all revenues and expenses associated with these properties. The Company is of the opinion that the April 2004 settlement between the Company and Mankato resolved all of Mankato's claims concerning the Company and its properties. Accordingly, the Company plans to ask the District Court to dismiss Mankato's petition.

2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

     During the three months ended April 30, 2005 the Company issued 40,000 shares of its common stock to one person as a result of the exercise of warrants held by that person. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these shares.

6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company did not file any reports on Form 8-K during the three months ended April 30, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2005.

                                      ENERGAS RESOURCES, INC.


                                  By  /s/ George G. Shaw
                                      ------------------------------------------
                                      George G. Shaw, President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Principal Accounting Officer