Form 10KSB/A
period 2004-01-31
ENERGAS RESOURCES INC
filed 2005-09-02
CIK 1029402

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

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                    73-1620724
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                 73105
   -------------------------------------                -----------------
   (Address of Principal Executive Office)                  Zip Code

Registrant's telephone number, including Area Code: (405)-879-1752 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                             ---------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Company, 21,253,465 shares based upon the closing price of the Company's common stock on April 30, 2004 was approximately $8,501,386.

Documents incorporated by reference:      None

As of June 30, 2005 the Company had 49,878,135 issued and outstanding shares of common stock.

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

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                       Year Ended January 31,
                               2002             2003              2004
                               ----             ----              ----
                           Gross   Net     Gross    Net      Gross     Net

Exploratory Wells (1):
Productive:
Oil                         --      --       --      --        --     --
Gas                         --      --       --      --      1.00   .875
Nonproductive              --       --       --      --      1.00   1.00

Development Wells (1):
Productive:
Oil                         --      --       --      --        --     --
Gas                         --      --       --      --         6   5.25
Nonproductive               --      --       --      --        --     --

Total Wells (1):
Productive:
Oil                         --      --       --      --        --     --
Gas                         --      --       --      --         7  6.125
Nonproductive               --      --       --      --         1      1


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

            Productive Wells (1)    Developed Acreage     Undeveloped Acreage
            --------------------    -----------------     --------------------
(2)
             Gross         Net       Gross       Net        Gross       Net

Oklahoma       5          2.4          -          -             -         -
Wyoming        2           .4         80         32         5,613     3,015
Kentucky      37         32.4      1,480      1,295        21,520    18,830
             ----        ----      -----      -----        ------    ------

Totals        44         35.2      1,560      1,327        27,133    21,845
             ===         ====      =====      =====        ======    ======

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                      Year Ended January 31,
                        -------------------------------------------------------
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

                                              January 31,
                                   2002             2003             2004
                             ---------------    --------------  ----------------
                              Oil       Gas    Oil     Gas      Oil     Gas
                            (Bbls)     (Mcf)  (Bbls)   (Mcf)   (Bbls)   (Mcf)

Proved reserves             6,842    713,262  3,761  597,773   73,790  4,394,959
Estimated future net cash
  flows from proved oil and
    gas reserves               $1,338,106       $2,147,220      $12,908,072

Present value of future net
  cash flows from proved
  oil and gas reserves         $  493,982       $  891,410      $ 5,510,762

      In August 2003 the Company acquired 31 producing gas wells, approximately 28 miles of pipeline, two compressor stations and approximately 23,000 leased and 8,500 optioned acres. All of the acquired properties are located in the Appalachian Basin of Eastern Kentucky. As of January 31, 2004 the present value of the future cash flows attributable to the properties in Kentucky was $4,398,221 ($2,800,981 in Proved Developed Reserves and $1,597,240 in Proved Undeveloped Reserves).

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

ITEM 3.  LEGAL PROCEEDINGS

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

    During the year ended January 31, 2004 neither the Company, any officer nor director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

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

                                     Year Ended January 31,
Production Data:               2002           2003           2004
                               ----           ----           ----

Production - Oil (Bbls)        498             403            950
Gas (Mcf)                   29,234          30,683        143,616
Average sales price -
   Oil (Bbls)               $19.65          $26.08         $28.62
Gas (Mcf)                   $ 3.24          $ 3.44         $ 4.86
Average production
    costs per BOE           $ 2.93          $ 4.79         $ 3.74

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

Office and General        D          Office expenses were reduced to conserve
Expense                              cash.

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

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and (uses) of cash during the year ended January 31, 2004 were:

      Cash used in operations                        $(447,805)
      Loans from shareholder and unrelated
         third party                                   $55,450
      Sale of common stock                          $1,002,878
      Purchase of equipment and oil and gas
         properties                                  $(386,597)
      Proceeds from Investor                         $(168,000)
      Increase (decrease) in cash on hand
         at February 1, 2003                           $55,926
                                                     ----------
      Cash on hand at January 31, 2004                 $77,309
                                                     ==========

    The Company's material sources and (uses) of cash during the year ended January 31, 2003 were:

      Cash on hand at February 1, 2002            $      2,054
      Cash used in operations                         (364,535)
      Loans from shareholder, related parties
         and investor                                  440,544
      Reduction of notes payable                       (25,458)
      Other                                            (31,222)
                                                   -----------

      Cash on hand at January 31, 2003             $    21,383
                                                   ===========

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

      As of January 31, 2004 the Company had outstanding loans to officers, directors and others of $1,066,737. See Item 12 of this report for information concerning these loans. As of this same date the Company did not have sufficient funds to pay these liabilities. The Company plans to repay these loans from the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available, or from the proceeds received from the sale of the Company's capital stock. Mr. Shaw, who was owed $578,188 by the Company as of January 31, 2004, has advised the Company that he will not look for repayment of the amounts owed to him by the Company prior to December 31, 2004. The other lenders may at any time file a lawsuit to enforce the collection of the amounts owed by the Company.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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

     During the two most recent fiscal years and subsequent interim period ending April 14, 2004 the Company did not consult with Russell & Atkins regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

      George Shaw, the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw there has been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following table sets forth information, as of August 25, 2005, with respect to each of the Company's executive officers and directors. The Company's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. The Company's executive officers are elected by our board of directors and serve at its discretion.

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

      David W. Young resigned as an officer and director of the Company in June 2005.

      The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. Prior to his resignation as an officer and director in June 2005, David W. Young was the Company's financial expert. Since Mr. Young was an officer and director of the Company, Mr. Young was not independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange.

      The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.energasresources.com

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the compensation during the years ended January 31, 2004, 2003 and 2002, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2004.
                                                                     Long-Term
                                                                   Compensation
                                                                      Awards
                                                                   Common Stock
Name and                 Year Ended      Annual Compensation        Underlying
Principal Position       January 31,   Salary (2)   Bonus (3)        Options
-------------------      -----------   ----------   ---------     -------------

George G. Shaw              2004        $34,000
  President and Chief       2003        $33,000         --               --
  Executive Officer         2002        $33,000         --               --

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

                                 Proposed              Time to Be Devoted
Name                          Compensation            To Company's Business
-------------                 ------------            ---------------------
George G. Shaw                   $60,000                      100%
G. Scott Shaw                    $48,000                      100%

      The Company does not have any employment agreements with its officers or employees. The Company does not maintain any key man insurance on the life or in the event of disability of any of its officers.

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
                   of Outstanding    of Outstanding             Reflected in
Plan Category       Options  [a]        Options                   Column (a))
-------------------------------------------------------------------------------

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

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2004:

Incentive Stock Options
                                                                     Options
              Shares Subject  Exercise  Date of     Expiration   Exercised as of
                To Option      Price     Grant   Date of Option   April 30, 2004
              -------------   --------  ------   --------------  --------------

                                      None

Non-Qualified Stock Options

              Shares Subject  Exercise  Date of     Expiration   Exercised as of
                To Option      Price     Grant   Date of Option   April 30, 2004
              -------------   --------  ------   --------------  --------------

                  250,000       $0.32    6-30-03     7-15-05           --

Stock Bonuses

                        Shares Issued
     Name               as Stock Bonus          Date Issued

Taylor Dillard              350,000               10/30/03
Hiram Kelly                 350,000               10/30/03
Sherman Formhals            100,000               10/30/03
David Young                 100,000               10/30/03
Jerry Parry                 100,000               10/30/03
George Shaw                 100,000               10/30/03
Scott Shaw                  100,000               10/30/03
Vicki Webb                   30,000               10/30/03
Patricia Harris              20,000               10/30/03
Ronnie Webb                  20,000               10/30/03
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

                                                Shares           Percent of
                                             Beneficially      Outstanding
Name and address                                Owned               Shares

George G. Shaw                                6,776,956            13.6%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                                   718,385             1.4%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Terry Tyson                                   8,980,300              18%
16250 County Rd. U
Lipscomb, TX  79056-6304

Executive Officers and Directors
  as a group (two persons)                    7,495,341              15%

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

Exhibit Description of Exhibit
  No.

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

Exhibit Description of Exhibit
  No.

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

                                          2003           2004
                                          ----           ----

     Audit Fees                        $13,938        $17,500
     Audit-Related Fees                     --             --
     Financial Information Systems          --             --
     Design and Implementation Fees         --             --
     Tax Fees                               --             --
     All Other Fees                         --             --

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
Practice Section                                   E-mail: ARCPAS@hotmail.com
--------------------------------------------------------------------------------

To the Board of Directors
Energas Resources, Inc.

We have audited the consolidated balance sheets of Energas Resources, Inc. as of January 31, 2004 and 2003 and the consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Energas Resources, Inc. as of January 31, 2003, were audited by other auditors, whose report dated April 23, 2003, expressed a going concern qualification.

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

/s/ Russell & Atkins, PLC

Oklahoma City, Oklahoma
May 10, 2004

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2004 and 2003

                                               2004               2003
                                               ----               ----
                  Assets

Current Assets:
   Cash and Cash Equivalents                $  77,309         $   21,383
   Accounts Receivable                        152,330                700
                                            ---------         ----------
             Total Current Assets             229,639             22,083

Property and Equipment, Net (Note 3)        3,582,855            505,595
                                           ----------         ----------
             Total Assets                  $3,812,494         $  527,678
                                           ==========         ==========

                  Liabilities and Stockholders' (Deficit)

Current Liabilities:
   Accounts Payable and Accrued Expenses   $  602,590         $  270,002
   Note Payable                                13,492             34,542
   Due to Related Parties and Shareholders
      (Note 7)                              1,066,737          1,007,404
   Investor Advance                           373,915            168,000
   Current Portion of Long-term Debt          157,391                  -
                                           ----------         ----------
           Total Current Liabilities        2,214,125          1,479,948

Long-Term Debt Less Current Portion         2,950,375                  -
Asset Retirement Obligation                    20,777                  -
                                           ----------         ----------
           Total Liabilities                5,185,277          1,479,948

Stockholders' (Deficit):
Commons Stock, $.001 Par Value 100,000,000
   Shares Authorized and 33,163,001 and
   26,143,001 shares issued and outstanding    33,163            26,143
Additional Paid-in Capital                  8,644,157         7,621,777
Accumulated (Deficit)                     (10,050,103)       (8,600,190)
                                         ------------         ---------
        Total Stockholders' (Deficit)      (1,372,783)         (952,270)
                                         ------------         ---------

  Total Liabilities and Stockholders'
    (Deficit)                            $  3,812,494        $  527,678
                                         ============        ==========




     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ending January 31, 2004 and 2003


                                            2004                 2003
                                            ----                 ----
Revenues:
  Oil and Gas Sales                    $  296,657            $  116,031
  Pipeline Revenues                        15,365                15,808
  Gain from Debt Refinancing                    -                10,904
                                       ----------            ----------

   Total Revenues                         312,022               142,743

Expenses:
  Salaries and Benefits                   393,862               254,567
  Depreciation and Depletion              309,338                30,885
  Legal and Accounting                    143,602                86,637
  Rent                                     45,600                61,803
  Oil and Gas Production                  151,454                26,544
  Consulting                              450,721                32,682
  Office and General                       41,668                28,622
  Travel and Promotion                        359                16,530
  Telephone                                16,477                17,924
  Regulatory Fees                           3,537                 6,952
  Pipeline Costs                            3,000                20,793
  Accretion Expense                        20,777                     -
  Interest Expense                        181,540                45,596
                                     ------------            ----------
   Total Expenses                       1,761,935               629,535
                                     ------------            ----------

Loss from Operations                   (1,449,913)             (486,792)

Provision for Income Taxes                      -                     -
                                     ------------            ----------

Net Loss                              $(1,449,913)          $  (486,792)
                                      ============          ===========

Loss Per Share - Basic and Diluted    $     (0.05)          $    (0.02)
                                      ===========           ==========

Weighted Average Shares Outstanding    28,667,028           26,143,001
                                      ===========          ===========





     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ending January 31, 2004 and 2003


                                                      2004             2003
                                                      ----             ----
Cash Flows From Operating Activities:
Net Loss                                         $ (1,449,913)    $  (486,792)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and Depletion                         309,338          30,885
   Amortization of discount and debt issuance costs         -           2,444
   Gain on settlement of past due note payable              -         (10,904)
   Stock Paid for Consulting                           50,000               -
   Employee Bonus and Stock Bonus                     279,400               -
   Stock Issued for Debt                              100,000               -
   Interest Capitalized                               107,766               -
  (Increase) Decrease in Accounts Receivable         (151,630)          6,092
  Decrease in Prepaid Expenses                              -             214
  Decrease in Other Assets                                  -           4,000
   Increase in Asset Retirement Obligation             20,777               -
   Increase in Accounts Payable and Accrued Expenses  286,457          89,526
                                                     --------       ---------
      Net Cash Flows Used in Operating Activities    (447,805)       (364,535)

Cash Flows From Financing Activities:
  Increase (Decrease) in Due to Related Party
    and Stockholders                                   55,450         272,544
  Payments on Notes Payable                                 -         (25,458)
  Sale of Common Stock                              1,002,878               -
  Proceeds From Investor Advance                     (168,000)        168,000
                                                  ------------       --------
      Net Cash Provided by Financing Activities       890,328         415,086

Cash Flows From Investing Activities:
  Purchase of Property and Equipment                 (386,597)        (31,222)
  ---------        ------------
      Net Cash Used in Investing Activities          (386,597)        (31,222)
                                                    ----------       --------

Increase (Decrease) in Cash                            55,926          19,329
  Cash at Beginning of Year                            21,383           2,054
                                                 -------------   ------------
  Cash at End of Year                            $     77,309      $   21,383
                                                 =============     ===========
Supplemental Information:
  Interest Paid in Cash                          $          -      $        -
  Income Taxes Paid in Cash                      $          -      $        -
Non-Cash Transactions:
  Stock Issued for Consulting and Employee
     Compensation and  Bonuses                   $    329,400      $        -
  Stock Issued to Settle Debt Obligations        $    100,000      $        -
  Interest Expense Added to the Principal
     Balance of Long Term Debt                   $    107,765      $        -
  Settlement of Accrued Interest for
     Note Payable                                $          -      $   10,000

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 For the Years Ending January 31, 2004 and 2003


                                                     Additional
                                    Common Stock      Paid-in       Accumulated
                                Shares      Amount     Capital        Deficit
                                ------      ------   ------------  -------------

Balance, January 31, 2002     26,143,001   $  26,143   $7,621,777   $(8,113,398)

Net Loss                               -           -            -      (486,792)
                              ----------    ---------   ----------   -----------

Balance, January 31, 2003     26,143,001      26,143    7,621,777    (8,600,190)

Stock issued for consulting
 (4/9/03 @ $.10 per share)      500,000          500       49,500             -
Private Placement
 (6/30/03 @$.05 per share)    1,000,000        1,000       49,000             -
Private Placement
 (9/10/03 @$.15 per share)    2,000,000        2,000      298,000             -
Settlement of debt for stock
 (9/29/03 @ $.10 per share)   1,000,000        1,000       99,000             -
Stock bonus (10/16/03 @ $.22
  per share)                    700,000          700      153,300             -
Employee stock plan
 (10/16/03 @ $.22 per share)    570,000          570      124,830             -
Exercise of stock warrants
 (1/31/04 @ $.20 per share)   1,250,000        1,250      248,750             -

Net Loss                              -            -            -    (1,449,913)
                             ----------      -------     --------    ----------
Balance, January 31, 2004    33,163,001     $ 33,163  $ 8,644,157  $(10,050,103)
                             ==========    =========  ===========  =============




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

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of January 31, 2004, it had a working capital deficiency of $1,984,486 and incurred an operating loss of $1,449,913 for the year then ended. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional resource property interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities". The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations

NOTE 3 - PROPERTY AND EQUIPMENT

                                  Accumulated           Net           Net
                                  Depreciation/     Book Value    Book Value
                         Cost       Depletion          2004          2003
                         ----    --------------    ------------  ------------
Unproved oil and gas
  Properties           $234,093     $       -      $  234,093     $ 234,093
Proved oil and gas
  Properties          3,673,141       376,305       3,296,836       264,558

                                  Accumulated           Net           Net
                                  Depreciation/     Book Value    Book Value
                         Cost       Depletion          2004          2003
                         ----    --------------    ------------  ------------

Office equipment        19,976         17,785          2,191         6,944
Truck                   24,120         24,120              -             -
Pipeline and equipment  74,485         24,750         49,735             -
Computer software        2,400          2,400              -             -
                   -----------      ---------     ----------     ---------
                   $ 4,028,215      $ 445,360     $3,582,855     $ 505,595
                   ===========      =========     ==========     =========

Oil and gas properties are accounted for using the full cost method as discussed in Note 2. Depletion was $303,522 and $25,211 for the years ended January 31, 2004 and 2003, respectively.

NOTE 4 - NOTE PAYABLE
                                                        2004          2003
                                                        ----          ----
Note payable to individual, bearing interest
 at 12%, payments of $5,000 monthly, due
 March 6, 2003, secured by personal guarantee
 of Company's President and 200,000 shares of
 his stock in the Company                           $ 13,492       $ 34,542
                                                    ========       ========

NOTE 5 - COMMON STOCK

The Company has authorized capital of 100,000,000 common shares with a $.001 par value. The issued shares are as follows:

                                                    2004              2003
                                                   Number            Number

Balance, beginning of year                       26,143,001       26,143,001
Shares issued for:
     Services                                     1,770,000                -
     Private placement, net of legal costs        3,000,000                -
     Warrants exercised, net of legal costs       1,250,000                -
     Settlement of debt                           1,000,000                -
                                                 ----------       ----------
Balance, end of year                             33,163,001       26,143,001
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

Options and warrants - The Company has issued stock options and stock warrants as follows:

                     Outstanding    Granted   Exercised  Outstanding
          Exercise    January 31,     or         or      January 31,  Expiration
            Price       2002      (Cancelled)  Expired      2003         Date
          --------   ----------   ----------- --------   -----------  ---------

Warrants:  $ 0.32       275,675           -   ( 275,675)         -     12/31/02
           $ 0.20       384,550           -           -    384,550     04/07/03

Options:   $ 0.32                   250,000                 50,000     07/15/05

Warrants:  $ 0.20       384,550           -   ( 384,550)         -     04/07/03*
           $ 0.32                   100,000           -     100,000    06/30/05
         $0.20/0.30   2,000,000           -           -   2,000,000  09/30/04-05

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had oil and gas sales and pipeline revenue of $296,657 and $116,031 during the years ended January 31, 2004 and 2003 from Energas Pipeline Company ("EPC"), which is owned by the President of the Company. EPC purchases oil and gas at the wellhead from the Company, generating oil and gas sales, and then resells to Conoco and Duke Energy. EPC also pays a gathering fee to the Company recorded as pipeline revenue.

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

NOTE 7 - DUE TO RELATED PARTIES AND NOTE PAYABLE TO SHAREHOLDER

The Company has the following amounts due to related parties and note payable to shareholder as of January 31:

                                                         2004           2003
                                                         ----           ----

Open advances from related corporation owned by
  Company's President, non-interest bearing          $ 742,810      $ 444,686

Note payable to shareholder, bearing interest at
  12%, due April, 2002, unsecured                      280,000        300,000

Advance from shareholder, non-interest bearing               -        100,000

Note payable to shareholder, non-interest bearing,
  due May 2002, unsecured                                    -         60,000

Open advances from Company's President,
  non-interest bearing                                  18,927         48,718

Advance from shareholder, non-interest bearing               -         29,000

Note payable to shareholder, bearing interest
  at 10%, due August 2002, unsecured                    25,000         25,000
                                                     ---------      ---------
                                                    $1,066,737     $1,007,404
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

NOTE 9 - LONG-TERM DEBT

The Company has the following notes payable as of January 31:

                                                          2004          2003
                                                          ----          ----
Note payable to private corporation, secured by
 oil and gas properties, interest at 8.5%,
 convertible to common stock at a rate of one
 share for each dollar owed, due in 240 monthly
 installments including principal and interest in
 the amount of $12,9723 beginning September 1, 2003    $ 1,553,883    $     -

Note payable to private corporation, secured by
 oil and gas properties, interest at 8.5%,
 convertible to common stock at a rate of one
 share for each dollar owed, due in 240 monthly
 installments including principal and interest in
 the amount of $8,678 beginning September 1, 2003        1,035,922          -

Note payable to private corporation, secured by
 oil and gas properties, interest at 8.5%,
 convertible to common stock at a rate of one
 share for each dollar owed, due in 240 monthly
 installments including principal and interest in
 the amount of $4,339 beginning September 1, 2003          517,961          -
                                                        ----------   --------
                                                         3,107,766          -

          Less: Current Portion                           (157,391)
                                                        ----------   --------
                                                       $ 2,950,375   $      -
                                                       ===========   ========

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2005               $157,391
                  2006                 54,011
                  2007                 58,784
                  2008                 63,980
                  2009                 69,636
                  Thereafter        2,703,964
                                  -----------
                                   $3,107,766

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

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2004 and 2003 are as follows:
                                                    2004           2003
                                                    ----           ----

   Deferred tax liabilities                    $       --      $        --
                                               ==========      ===========

   Deferred tax assets
        Net operating losses                  $ 2,673,000      $ 2,294,000
        Valuation allowance for
          deferred tax assets                  (2,673,000)     ( 2,294,000)
                                             ------------      -----------
                                              $        --      $        --
                                              ===========      ===========

The valuation allowance increased $379,000 and increased $126,303 for the years ending January 31, 2004 and 2003, respectively.

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

                             ENERGAS RESOURCES, INC.
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      Years Ended January 31, 2004 and 2003


Capitalized Costs Relating to Oil and
  Gas Producing Activities at January 31,         2004            2003
                                                  ----           ----

Unproved oil and gas properties             $   234,093         $234,093
Proved oil and gas properties                 3,673,141          337,341
                                             ----------        ----------
                                              3,907,234          571,434
Less accumulated depreciation, depletion,
   amortization and impairment                 (376,305)         (72,783)
                                           ------------      -----------

Net capitalized costs                        $3,530,929         $498,651
                                             ==========         ========


Costs Incurred in Oil and Gas Producing
  Activities For the Year Ended January 31,     2004              2003
                                                ----              ----

Property acquisition costs
     Proved                                 $3,000,000                -
     Unproved                                        -          $29,880

Exploration costs                             $490,000                -

Development costs                             $430,000                -

Amortization rate per equivalent barrel
  of production                                 $12.19            $4.57

Results of Operations for Oil and Gas Producing
 Activities For the Year Ended January 31,      2004              2003
                                                ----              ----

Oil and gas sales                             $296,657         $116,031
Gain on sale of oil and gas properties               -                -
Gain on sale of oil and gas leases                   -                -
Production costs                              (315,109)         (26,544)
Exploration expenses                                 -                -
Depreciation, depletion, and amortization     (303,522)         (25,211)
                                             ----------      -----------
                                              (321,974)          64,276
Income tax expense                                   -                -
                                             ---------       ----------

Results of Operations for Oil and Gas
  Producing Activities (excluding corporate
  overhead and financing costs)              ($321,974)         $64,276
                                             ==========        ========

                             ENERGAS RESOURCES, INC.
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      Years Ended January 31, 2004 and 2003


                                              2004                    2003
                                        ----------------       ----------------
                                         Oil        Gas         Oil       Gas
                                      (Bbls)       (Mcf)      (Bbls)      (Mcf)
Proved developed and undeveloped
reserves
     Beginning of year                3,761      597,773      6,842    713,262
     Revisions of previous estimates                         (2,678)   (84,806)
     Improved recovery                5,714            -          -          -
     Purchase of minerals in place   65,265    3,940,802          -          -
     Extensions and discoveries           -            -          -          -
     Production                        (950)    (143,616)      (403)   (30,683)
     Sales of minerals in place           -            -          -          -
                                ----------------------------------------------
End of year                          73,790    4,394,959      3,761    597,773
                                     ======    =========     ======    =======

Proved developed reserves
     Beginning of year                3,761      597,773      6,842    713,262
     End of year                     32,764    2,241,709      3,761    597,773


                                                     2004             2003
                                                     ----             ----
Standardized Measure of Discounted Future
Net Cash Flows
     Future cash inflows                          $21,092,100     $2,976,046
     Future production costs                       (6,847,028)      (828,826)
     Future development costs                      (1,337,000)             -
     Future income tax expenses                             -              -
                                                 ------------     ----------
     Future net cash flows                         12,908,072      2,147,220
     10% annual discount for estimated
     timing of cash flows                          (7,397,310)    (1,255,810)
                                                  ------------     ----------

Standardized measures of Discounted Future
Net Cash Flows relating to proved oil and
gas reserves                                      $ 5,510,762    $   891,410
                                                  ===========    ===========

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of August 2005.

                                   ENERGAS RESOURCES, INC.


                                   By: /s/ George G. Shaw
                                       -------------------------------------
                                       George G. Shaw, President, Chief
                                       Executive Executive Officer,  Principal
                                       Accounting Officer and Principal
                                       Financial Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date
/s/ George G. Shaw
----------------------------
George G. Shaw                      Director             August 24, 2005



/s/ G. Scott Shaw
----------------------------
G. Scott Shaw                       Director             August 24, 2005

                             ENERGAS RESOURCES, INC.

                                  FORM 10-KSB/A

                                    EXHIBITS