Form 10QSB
period 2005-07-31
ENERGAS RESOURCES INC
filed 2005-09-14
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X]       NO [ ]


As of August 31, 2005, the Company had 54,119,024 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (Unaudited)


                               ASSETS

Current Assets
 Cash                                                              $  21,808
 Accounts receivable                                                 201,329
 Prepaid expenses                                                     34,235
 Oil and gas properties held for resale                               97,438
                                                                 ------------
 Total Current Assets
                                                                     354,810

Property and Equipment
 Oil and gas properties, net of accumulated depletion and
 depreciation                                                      4,299,064
 Kentucky gathering system, net of accumulated depreciation          639,156
 Other, net of accumulated depreciation                                5,831
                                                                 ------------
                                                                   4,944,051

Other Assets                                                          24,386
                                                                 ------------

Total Assets                                                      $5,323,247
                                                                 ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                            $  428,431
 Due to shareholders and related parties                             405,610
 Notes payable                                                        11,992
 Current portion of long-term debt                                    11,220
                                                                 ------------
 Total Current Liabilities                                           857,253

Long-term Debt less current portion                                  472,623

Asset Retirement Obligation                                           93,290

Stockholders' Equity (Deficit)
 Common stock, $.001 par value 100,000,000 shares authorized
  50,231,520 shares issued and outstanding at July 31, 2005           50,232
 Additional paid in capital                                       15,164,785
 Stock subscriptions                                                 268,000
 Retained earnings (deficit)                                     (11,582,936)
                                                                 ------------
Total Stockholders' Equity                                         3,900,081
                                                                 ------------
Total Liabilities and Stockholders' Equity                        $5,323,247
                                                                 ============


     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended         Six months ended
                                      July 31,                   July 31,
                                 2005        2004          2005         2004
                                 ----        ----          ----         ----
                                           (Restated)                (Restated)
Revenue
 Oil and gas sales           $  246,099  $  165,858    $  500,368    $ 295,457
 Pipeline revenue                 3,212       3,888         6,824        7,860
                             ----------- -----------   -----------   ----------
  Total Revenue                 249,311     169,746       507,192      303,317

Operating Expenses
 Lease operating expense        101,288      66,903       184,439      128,216
 General and administrative
  expense                       269,209     380,888       485,882      664,935
 Depreciation, depletion and
  amortization                   87,670      64,430       185,332      141,082
                             ----------- -----------   -----------   ----------
  Total Operating Expenses      458,167     512,221       855,653      934,233
                             ----------- -----------   -----------   ----------

Operating (Loss)               (208,856)   (342,475)     (348,461)    (630,916)

Other (Expenses) Income
 Other Income                       347           -           347            -
 Settlement expense                   -           -             -      (31,624)
 Interest expense               (10,243)     (5,495)      (20,544)     (71,045)
                             ----------- -----------   -----------   ----------
  Total Other (Expense)          (9,896)     (5,495)      (20,197)    (102,669)
                             ----------- -----------   -----------   ----------

Net (Loss)                   $ (218,752) $ (347,970)   $ (368,658)  $ (733,585)
                             =========== ===========   ===========  ===========

Net (Loss) per Share, Basic
 and Diluted                 $   (0.004) $   (0.009)   $   (0.007)  $    (0.02)
                             =========== ===========   ===========  ===========

Weighted average of number
 of shares outstanding       50,066,462  40,242,860    49,928,201    37,003,644
                             =========== ===========   ===========  ===========




     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2005 AND
                     FOR THE SIX MONTHS ENDED JULY 31, 2005
                                   (Unaudited)


                                                                             Additional                    Total
                                            Common Stock        Stock         Paid-In    Accumulated   Shareholders'
                                         Shares      Amount  Subscription     Capital      Deficit        Equity
                                         ------      ------  ------------     -------      --------       -------
                                                                                                          (Deficit)

Balance, January 31, 2004              33,163,001  $  33,163   $       -   $ 8,644,157   $(10,050,103)  $(1,372,783)

Net loss                                        -          -           -             -     (1,164,175)   (1,164,175)
Private placement of stock              5,000,000      5,000           -     1,495,000              -     1,500,000
Conversion of notes payable to stock    4,800,000      4,800           -     2,395,200              -     2,400,000
Stock issued in settlement of
 litigation                               350,000        350           -        69,650              -        70,000
Options issued in settlement of
 litigation                                     -          -           -        31,500              -        31,500
Stock issued for equity line of credit    959,786        960           -       562,154              -       563,114
Stock issued for consulting services    1,150,000      1,150           -       585,350              -       586,500
Warrants exercised for common stock     3,975,000      3,975           -     1,136,925              -     1,140,900
Stock bonus                               250,000        250           -        37,250              -        37,500
Employee stock plan                        12,848         13           -         7,987              -         8,000
                                      ------------   --------  ----------  ------------  -------------   -----------
Balance, January 31, 2005              49,660,635     49,661           -    14,965,173    (11,214,278)    3,800,556

Net loss                                        -          -           -             -       (368,658)     (368,658)

Stock issued for equity line of credit    496,408        496           -       172,637              -       173,133
Options exercised for common stock         40,000         40           -        12,760              -        12,800
Stock subscriptions from private
 placement                                      -          -     268,000             -              -       268,000
Employee stock plan                        34,477         35           -         4,215                        4,250
                                      ------------   --------  ----------  ------------  -------------   -----------
Balance, July 31, 2005                 50,231,520    $50,232   $ 268,000   $15,164,785   $(11,582,936)   $3,900,081
                                      ============   ========  ==========  ============  =============   ===========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                                July 31,
                                                        2005               2004
                                                        ----               ----
                                                                      (Restated)
Cash Flows From Operating Activities
 Net (Loss)                                        $  (368,658)     $  (733,585)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization              185,332          141,082
 Stock issued for salaries                              14,250                -
 Stock issued for consulting                                 -          382,500
 (Increase) Decrease in accounts receivable            (22,352)               -
 Increase (Decrease) in Accounts payable and
  accrued expenses                                      44,076           38,786
 Other assets                                           (7,300)
 Asset retirement obligation                             6,491                -
                                                 --------------    -------------
     Net Cash Flows From Operating Activities         (148,161)        (171,217)

Cash Flows From Investing Activities
  Proceeds from sale of oil and gas properties               -          117,440
  Purchase of property and equipment                  (566,154)        (346,024)
                                                 --------------    -------------
     Net Cash Used by Investing Activities            (566,154)        (228,584)

Cash Flows from Financing Activities
  Advances from (Repayments of) related party
   and stockholders                                     95,968       (1,078,517)
  Stock subscriptions from private placement           268,000               --
  Sale of common stock                                 185,933        4,120,000
  Payments on Notes Payable                             (1,804)      (2,612,090)
                                                 --------------    -------------
     Net Cash Provided by Financing Activities         548,097          429,393

(Decrease) Increase in Cash                           (166,218)          29,592
Cash at Beginning of Year                              188,026           77,309
                                                 --------------    -------------
Cash at End of Period                            $      21,808     $    106,901
                                                 ==============    =============

Supplemental Information:
  Interest Paid in Cash                          $           -      $         -

Non-Cash Transactions:
  Long-term debt converted into 4,800,000
    shares of common stock                       $           -      $ 2,400,000
  40,000 options for common stock                $      31,500                -
  Stock issued for consulting fees                                      382,500
  Stock issued for salaries                      $      14,250                -
  Asset Retirement Obligation                    $       6,491                -


     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 2005 AND 2004

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of July 31, 2005, it had a working capital deficiency of $(502,443) and incurred a loss of $(368,658) for the six months then ended and losses for the fiscal years ended January 31, 2005 and 2004 of $(1,164,175) and $(1,449,913)
respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Earnings per share - The Company follows SFAS No. 128; Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the quarters ended July 31, 2005 and 2004, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

New Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The financial statements are unaffected by implementation of this new standard.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning January 1, 2006. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

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

                Consideration given:
                  Cash                           $   500,000
                  Oil Lease                           60,000
                  Stock                               70,000
                  Options                             31,500
                                               -------------
                       Total consideration           661,500
                                                ------------

                Liabilities retired:
                  Notes Payable                      280,000
                  Due Shareholder                    261,975
                  Accrued Interest                    87,901
                                               -------------
                                                     629,876
                Settlement Expense              $     31,624
                                                ============

6.  EMPLOYEE LOAN

As of July 31, 2005, the Company had a non-interest bearing loan to an employee totaling $24,386.

7.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation, depletion, amortization and impairment as of July 31:

 Capitalized Costs Relating to Oil and Gas
     Producing Activities at July 31,                2005            2004
                                                     ----            ----

 Oil and gas properties                        $  5,595,692     $ 4,406,392
 Unproved oil and gas properties                    173,018         234,093
                                              -------------    ------------
 Total oil and gas property and equipment         5,768,710       4,640,485

 Other property and equipment                        67,551          55,889

 Less accumulated depreciation, depletion,
   amortization and impairment                     (892,210)       (586,442)
                                               ------------     -----------

Total Property and Equipment                   $  4,944,051     $ 4,109,932

Oil and gas properties are accounted for using the full cost method. Depletion was $173,515 and $141,082 for the six months ended July 31, 2005 and 2004, respectively.

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

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of July 31, 2005, the company has drawn a sum of $736,247, which was repaid by the issuance of 1,456,194 shares of the Company's common stock.

10.  RELATED PARTY

The Company sells gas from its Atoka County properties to Energas Corporation. During the six months ended July 31, 2005, these sales were approximately $77,000. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the six months ended July 31, 2005 was approximately $1,274.

11. INCOME TAXES

As of January 31, 2005, the Company has approximately $7,647,000 of net operating losses expiring through 2025 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at July 31, 2005, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,159,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of July 31, 2005 and 2004 are as follows:
                                                2005           2004
                                                ----           ----
   Deferred tax liabilities
      Timing difference in full cost pool    $(292,000)    $ (63,000)
                                             ==========    ==========
   Deferred tax assets
      Net operating losses                   3,159,000     2,703,000
   Valuation allowance for deferred
    tax assets                              (2,867,000)   (2,640,000)
                                            -----------   -----------
                                            $       --    $       --
                                            ===========   ===========

The valuation allowance decreased $5,000 and $29,000 for the six months ending July 31, 2005 and 2004, respectively.

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

12.  NOTES PAYABLE

The Company has the following notes payable as of July 31,

                                                   2005             2004
                                                   ----             ----
Note payable to a private corporation,
secured by oil and gas properties, interest
at 8.5%, convertible to common stock at a
rate of one share for each dollar owed, due
in 240 monthly installments including principal
and interest in the amount of $4,339 beginning
September 1, 2003                                 483,843          490,911
                                                  --------     -------------
                                                  483,843          490,911

          Less: Current Portion                   (11,220)         (10,755)
                                          ----------------   --------------
                                           $      472,623    $     420,156
                                           ==============    =============

 Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2006                  $    11,220
                  2007                       12,124
                  2008                       13,196
                  2009                       14,362
                  2010                       15,631
                  Thereafter                417,310
                                         ----------
                                          $ 483,843

The Company suspended payments on the note payable pending resolution of matters involving property purchased with the note payable. In August 2005, the items were resolved and the note was brought current.

On August 25, 2005 the Company issued 1,250,000 shares of its common stock in full payment of the Note Payable in the principal amount of $479,218. See note 22 Subsequent Events.

13. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                         2005           2004
                                                         ----           ----
Basic (loss) per share computation Numerator:
     Net loss                                       $  (368,658)   $  (733,585)

Denominator:
 Weighted average common shares outstanding          49,928,201     37,003,644
     Basic (loss) per share                         $    (0.007)   $     (0.02)

Diluted (loss) per share Numerator:
     Net loss                                       $  (368,658)   $  (733,585)

Denominator:
  Weighted average common shares outstanding         49,928,201     37,003,644

Diluted (loss) per share                            $    (0.007)    $    (0.02)

14. ASSET RETIREMENT OBLIGATION

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations for the six months ended July 31, 2005:
                                                    Six Months Ended
                                                      July 31, 2005
                                                    ----------------
  Asset retirement obligation beginning balance        $   86,799
    Liabilities incurred                                    3,026
    Liabilities settled                                        --
    Accretion expense                                       3,465
                                                      -----------
  Asset retirement obligation ending balance           $   93,290
                                                      ===========

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

Beginning April 25, 2005, the Company offered for sale in a private offering , 1,200,000 shares of the Company's restricted common stock at $0.25 per share. As of July the Company has received stock subscriptions for 1,072,000 shares with proceeds totaling $268,000. The Company completed the offering August 11, 2005, resulting in total proceeds to the Company of $300,000.

16.   OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                    Outstanding    Granted   Exercised  Outstanding
          Exercise  January 31,       or        or        July 31,   Expiration
           Price       2005      (Cancelled)  Expired       2005        Date
          --------  -----------  ----------- ---------   ---------   ---------

Options:   $ 0.32     170,000        --       170,000           --    06/15/05
Warrants   $ 0.32     100,000        --       100,000           --    06/30/05
           $ 0.50   3,895,000        --            --    3,895,000    01/31/06

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

20.  CONTINGENCIES

In March 2005, Double G Energy, Inc.. filed a lawsuit in the state of Texas against the Company and its subsidiaries, AT Gas and TGC, seeking payment of unspecified amounts regarding claims of damages caused regarding the sale of an 80% Working Interest for Bore Hole assignments as described in Note 8. The Company denied all claims and filed as of April 2005, to have the suit dismissed, and demanded and filed for arbitration as per the agreement that exists between the Company's subsidiaries, AT Gas Gathering and TGC, Inc., and Double G. Subsequent to the Company's motion to dismiss, Double G filed a lawsuit of the same nature in the state of Kentucky in May 2005. However, in July 2005, the Texas court issued an "Order of Administrative Closure" in regards to the Texas lawsuit, ordered the parties to arbitration in Oklahoma per the Company's request, and "determined that there appears to be no further reason at this time to maintain this case as open." In August 2005, the Kentucky court issued an "Order Staying And Compelling Arbitration" in regards to the Kentucky lawsuit. It concurred with the Company's position "that a binding arbitration provision exists and therefore grants a stay of these proceedings and directs that the parties submit to proceedings before the American Arbitration Association in Oklahoma." The Company was unable to estimate the amount, if any, of the Company's ultimate liability to settle this litigation. No accrual has been recorded at July 31, 2005 related to the settlement of this litigation. In April, 2005, AT Gas Gathering, Inc. filed a demand for arbitration with the American Arbitration Association in Oklahoma, per the agreement, against Double G Energy, Inc. for Breach of Contract. A date for these hearings has yet to be determined.

21.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the six months ended July 31, 2005 was $14,250, and 34,477 shares of stock were issued under the program. As of July 31, 2005, 7,917 shares had not been issued and are shown on the balance sheet as accrued compensation. The effect of these shares is not included in diluted earnings per share as their effect would have been antidilutive.

22. SUBSEQUENT EVENTS

On August 12, 2005, the Company completed the sale of 1,200,000 shares of its common stock to four investors. The shares were sold at a price of $0.25 per share.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

On August 25, 2005 the Company issued 1,250,000 shares of its common stock to McCrome International, Inc. in full payment of a Promissory Note held by McCrome International in the principal amount of $479,218.

The issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. At the time of issuance, the persons that acquired the shares stock were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The investors acquired the securities for their own account. No underwriters were involved with the sale of these shares. The shares of common stock are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. However, 250,000 shares issued to McCrome International have satisfied the holding period required by Rule 144 and may be sold in the public market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2005, as compared to the same period last year, are discussed below:
                                 Increase (I)
Item                         or Decrease (D)  Reason

Oil and Gas Sales                   I         Increase in gas prices and
                                              production.

Lease Operating Expense             I         Workover of 22 wells in Kentucky
                                              and increase in gas production.

General and Administrative Expense  D         The Company used less consultants
                                              during the six-month period than
                                              during the comparable period in
                                              2004.

Depreciation, Depreciation and
   Amortization                     I         Increase in gas production.

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

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2005:

      Cash used in operations                                        $(148,161)
      Purchase of equipment and exploration and
           development of Company's oil and gas properties            (566,154)
      Loans from the Company's President                                95,968
      Sale of common stock                                             453,933
      Repayment of loans                                               (1,804)
      Decrease in cash during the six months ended July 31, 2005    $(166,218)

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2004:

      Cash used in operations                                        $(171,217)
      Proceeds from sale of oil and gas property                       117,440
      Purchase of equipment and exploration and
           development of Company's oil and gas properties            (364,024)
      Repayment of loans owed to the Company's President            (1,078,517)
      Sale of common stock                                           4,120,000
      Repayment of loans                                            (2,612,090)

      Increase in cash during six months ended July 31, 2004        $   29,592

      In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note, in the principal amount of $485,647 as of April 30, 2005, bore interest at 8.5% per year and was due in August 2023. On August 25, 2005 the Company issued 1,250,000 shares of its common stock in full payment of the remaining note which had a principal balance on that date of $479,218.

      On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

      As of August 31, 2005, the Company did not have any material capital commitments, other than funding its operating losses. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


1. LEGAL PROCEEDINGS.
      I March 2005 Double G Energy, Inc. filed a lawsuit against the Company and the Company's officers in the District Court for Dallas County, Texas. In its complaint Double G Energy alleges that: (i) in 2004 it entered into an agreement with the Company to drill and complete wells on the Company's field in Pulaski County, Kentucky, (ii) the Company failed to comply with its obligations under the agreement, and (iii) the Company and its officers made a number of misrepresentations concerning the drilling program.

      Double G's complaint asked for unspecified actual and punitive damages against the Company. The Company has denied the allegations in Double G's complaint and in July 2005 the District Court ordered the Company and Double G Energy to submit their disputes to binding arbitration.

      In May 2005 Double G Energy filed a lawsuit against the Company in Kentucky with claims similar to those in the Texas proceeding. In August 2005 the Kentucky court ordered the Company and Double G Energy to submit their disputes to binding arbitration.

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


2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

      During the six months ended July 31, 2005 the Company issued 40,000 shares of its common stock to one person as a result of the exercise of warrants held by that person.

      On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

      On August 25, 2005 the Company issued 1,250,000 shares of its common stock to McCrome International, Inc. in full payment of a note held in the principal amount of $479,218.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the shares described above.

      The other shares issued by the Company during the six-month period ended July 31, 2005 were registered by means of registration statements on Form SB-2 or S-8.

6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company filed one report on Form 8-K during the three months ended July 31, 2005.


         Date of Filing       Item Reported
         --------------       -------------

         June 27, 2005        Resignation of the Company's Principal Financial
                              and Accounting Officer and a Director.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2005.


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