Form 10QSB
period 2005-10-31
ENERGAS RESOURCES INC
filed 2005-12-15
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2005

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      73-1620724
   (State of incorporation)              (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                      ------------------------------------
                (Address of Principal Executive Office) Zip Code


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

                   YES [X]               NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                  Yes     X              No    ________
                      --------

As of December 15, 2005, the Company had 56,377,966 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
 Cash                                                            $    68,673
 Accounts receivable                                                 355,143
 Prepaid expenses                                                     36,268
 Oil and gas properties held for resale                               97,438
                                                               --------------
 Total Current Assets                                                557,522

Property and Equipment
 Oil and gas properties, net of accumulated depletion
  and depreciation                                                 4,652,355
 Kentucky gathering system, net of accumulated depreciation        1,099,852
 Other, net of accumulated depreciation                                6,478
                                                               --------------
                                                                   5,758,685

Other Assets                                                          22,786
                                                               --------------

Total Assets                                                    $  6,338,993
                                                               ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                           $   840,629
 Due to shareholders and related parties                             157,110
 Notes payable                                                        11,992
 Current portion of long-term debt                                   150,003
                                                               --------------
 Total Current Liabilities                                         1,159,734

Long-term Debt less current portion                                  187,584
Asset Retirement Obligation                                           95,023

Stockholders' Equity (Deficit)
 Common stock, $.001 par value 100,000,000 shares authorized
  55,402,966 shares issued and outstanding at October 31, 2005        55,403
 Additional paid in capital                                       16,674,114
 Retained earnings (deficit)                                     (11,832,865)
                                                               --------------
Total Stockholders' Equity                                         4,896,652
                                                               --------------
Total Liabilities and Stockholders' Equity                       $ 6,338,993
                                                               ==============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Nine months ended
                                       October 31,             October 31,
                              --------------------------------------------------
                                   2005          2004         2005        2004
                              --------------------------------------------------

Revenue
 Oil and gas sales             $ 384,040      $ 137,070    $ 884,408  $ 432,527
 Pipeline revenue                  3,341          3,604       10,165     11,464
                              --------------------------------------------------
  Total Revenue                  387,381        140,674      894,573    443,991

Operating Expenses
 Lease operating expense         165,065        221,626      349,504    349,842
 General and administrative
  expense                        390,998        175,611      876,880    840,546
 Depreciation, depletion and
  amortization                    81,166         69,631      266,498    210,713
                              --------------------------------------------------
  Total Operating Expenses       637,229        466,868    1,492,882  1,401,101
                              --------------------------------------------------

Operating (Loss)                (249,848)      (326,194)    (598,309)  (957,110)

Other (Expenses) Income
 Other Income                        347              -          347          -
 Settlement expense                    -              -            -    (52,325)
 Interest expense                    (81)       (19,003)     (20,625)   (90,048)
                              --------------------------------------------------
  Total Other Income (Expense)       266        (19,003)     (20,278)  (142,373)
                              --------------------------------------------------

Net (Loss)                     $(249,582)   $ (345,197)  $(618,587) $(1,099,483)
                              ==================================================

Net (Loss) per Share, Basic
and Diluted                     $  (0.00)   $    (0.01)  $    (0.01)  $   (0.03)
                              ==================================================

Weighted average of number
of shares outstanding         53,895,563     44,638,001   52,080,759 39,314,357
                              ==================================================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2005 AND
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2005
                                   (Unaudited)



                                                                  Additional                         Total
                                            Common Stock           Paid-In       Accumulated      Shareholders'
                                        Shares         Amount      Capital         Deficit      Equity (Deficit)
                                   -------------------------------------------------------------------------------


Balance, January 31, 2004              33,163,001     $ 33,163   $ 8,644,157    $(10,050,103)    $ (1,372,783)

Net loss                                        -            -             -      (1,164,175)      (1,164,175)
Private placement of stock              5,000,000        5,000     1,495,000               -        1,500,000
Conversion of notes payable to stock    4,800,000        4,800     2,395,200               -        2,400,000
Stock issued in settlement of
 litigation                               350,000          350        69,650               -           70,000
Options issued in settlement of
 litigation                                     -            -        31,500               -           31,500
Stock issued for equity line of credit    959,786          960       562,154               -          563,114
Stock issued for consulting services    1,150,000        1,150       585,350               -          586,500
Warrants exercised for common stock     3,975,000        3,975     1,136,925               -        1,140,900
Stock bonus                               250,000          250        37,250               -           37,500
Employee stock plan                        12,848           13         7,987               -            8,000
                         --------------------------------------------------------------------------------------

Balance, January 31, 2005              49,660,635       49,661    14,965,173     (11,214,278)       3,800,556

Net loss                                        -            -             -        (618,587)        (618,587)

Stock issued for equity line of credit    629,912          630       224,503               -          225,133
Options exercised for common stock         40,000           40        12,760               -           12,800
Private placement of stock              1,914,286        1,914       498,086               -          500,000
Conversion of notes payable to stock    1,250,000        1,250       473,750               -          475,000
Conversion related party note payable
 to stock                               1,304,000        1,304       324,696               -          326,000
Stock issued for consulting services      100,000          100        39,900               -           40,000
Employee stock plan                       504,133          504       135,246               -          135,750
                         --------------------------------------------------------------------------------------
Balance, October 31, 2005              55,402,966    $  55,403   $16,674,114    $(11,832,865)    $  4,896,652
                         ======================================================================================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            October 31,
                                                    ----------------------------
                                                        2005          2004
                                                    ----------------------------

Cash Flows From Operating Activities
 Net (Loss)                                        $  (618,587)    $ (1,099,483)
 Adjustments to reconcile net loss to net cash
 provided by
 operating activities
 Depreciation, depletion and amortization              266,498          210,713
 Stock issued for salaries                             135,750                -
 Stock issued for consulting                            40,000          586,500
 Stock issued for settlement                                 -           70,000
 Stock options issued for settlement                         -           31,500
(Increase) Decrease in
   Accounts receivable                                (141,931)          81,014
   Prepaid expense                                     (36,268)
 Increase (Decrease) in
   Accounts payable and accrued expenses               456,274          197,440
   Advances from well participants                                     (373,915)
   Other assets                                         (5,700)               -
   Asset retirement obligation                           8,224                -
                                                    ----------------------------
 Net Cash Flows From Operating Activities              104,260         (296,231)

Cash Flows From Investing Activities
 Proceeds from sale of oil and gas properties           28,535          117,440
 Investment in oil and gas properties                 (912,280)        (601,400)
 Purchase of property and equipment                   (578,209)         (12,563)
                                                    ----------------------------
 Net Cash Used by Investing Activities              (1,461,954)        (496,523)

Cash Flows from Financing Activities
 Advances from (Repayments of) related party and
 stockholders                                         173,468          (680,716)
 Sale of common stock                                 737,933         1,650,000
 Payments on Notes Payable                            (10,647)         (212,090)
 Loan proceeds                                        337,587                 -
                                                    ----------------------------
 Net Cash Provided by Financing Activities          1,238,341           757,194

(Decrease) Increase in Cash                          (119,353)          (35,560)

Cash at Beginning of Year                             188,026            77,309
                                                    ----------------------------
Cash at End of Period                               $  68,673         $  41,749
                                                    ============================
Supplemental Information:
 Interest Paid in Cash                              $       -         $  90,048

 Non-Cash Transactions:
 Long-term debt converted into 2,554,000 and
  4,800,000 shares of common stock                  $ 801,000       $ 2,400,000
 Advances from shareholder settled for
  350,000 common stock                              $       -       $    70,000
  250,000 stock options                             $       -       $    31,500
  40,000 options for common stock                   $  31,500       $         -
 Stock issued for consulting fees                   $  40,000       $   586,500
 Stock issued for salaries                          $ 135,750       $         -
 Asset Retirement Obligation                        $   8,224       $         -


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004

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


2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of October 31, 2005, it had a working capital deficiency of $(602,212) and incurred a loss of $(618,587) for the nine months then ended and losses for the fiscal years ended January 31, 2005 and 2004 of $(1,164,175) and $(1,449,913)
respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Equipment - Equipment is recorded at cost and depreciated on the Straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


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

Earnings per share - The Company follows SFAS No. 128; Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the quarters ended October 31, 2005 and 2004, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

On August 25, 2005 the Company issued 1,250,000 shares of its common stock valued at $475,000 to McCrome International, Inc. the third note holder, plus cash of $21,695. This was full payment of a Promissory Note held by McCrome International in the principal amount of $479,218, plus interest of $17,477.


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
                                        =============

6.  EMPLOYEE LOAN

As of October 31, 2005, the Company had a non-interest bearing loan to an employee totaling $22,786.

7.      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation, depletion, amortization and impairment as of October 31:

Capitalized Costs Relating to Oil and
Gas
    Producing Activities at October 31,     2005         2004
                                        --------------------------

Oil and gas properties                    $ 6,512,857  $4,202,544
Unproved oil and gas properties               144,483     234,093
                                        --------------------------
Total oil and gas property and equipment    6,657,340   4,436,637

Other property and equipment                   74,721      55,889
                                        --------------------------

Less accumulated depreciation,
depletion, amortization and impairment       (973,376)   (587,138)
                                        --------------------------

Total Property and Equipment              $ 5,758,685  $3,905,388
                                        ==========================

Oil and gas properties are accounted for using the full cost method. Depletion and depreciation was $266,498 and $210,713 for the nine months ended October 31, 2005 and 2004, respectively.

8.  SALE OF OIL AND GAS PROPERTIES

In October 2005 the Company sold its 50% interest in 1,019.12 acres in the Brushy Creek prospect in Converse County, Wyoming for $28,535.

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

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of October 31, 2005, the company has drawn a sum of $788,247, which was repaid by the issuance of 1,589,698 shares of the Company's common stock.

10.  RELATED PARTY

The Company sells gas from its Atoka County properties to Energas Corporation, a private operating company owned by George Shaw, the Company's president. During the nine months ended October 31, 2005, these sales were approximately $136,500. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the nine months ended October 31, 2005 was approximately $1,887.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

11. INCOME TAXES

As of January 31, 2005, the Company has approximately $7,647,000 of net operating losses expiring through 2025 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at October 31, 2005, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,159,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of October 31, 2005 and 2004 are as follows:

                                                   2005           2004
                                                   ----           ----

   Deferred tax liabilities
      Timing difference in full cost pool       $(309,000)    $ (112,000)
                                                ==========    ===========
   Deferred tax assets
      Net operating losses                      3,159,000      2,703,000

   Valuation allowance for deferred tax assets (2,850,000)    (2,591,000)
                                               -----------   ------------
                                               $       --    $        --
                                               ===========   ============


The valuation allowance decreased $22,000 and $78,000 for the nine months ending October 31, 2005 and 2004, respectively.

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

12.  NOTES PAYABLE

The Company has the following notes payable as of October 31,

                                                        2005         2004
                                                        ----         ----

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and 1/4 %,
(6.75% at October 31, 2005), monthly interest payments
starting November 5, 2005 and monthly principal
payments of $16,667 starting on February 5, 2006       337,587          -

Note payable to a private corporation, secured by
oil and gas properties, interest at 8.5%, convertible
to common stock at a rate of one share for each dollar
owed, due in 240 monthly installments including principal
and interest in the amount of $4,339 beginning
September 1, 2003                                            -    497,176
                                                    -----------  -----------

                                                       337,587    497,176
          Less: Current Portion                       (150,003)   (10,985)
                                                    -----------  -----------

                                                    $  187,584   $486,191
                                                    ===========  ===========

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2006                $      -
                  2007                 200,004
                  2008                 137,583
                  2009                       -
                  2010                       -
                  Thereafter                 -
                            -------------------
                                    $ 337,587

On August 25, 2005 the Company issued 1,250,000 shares of its common stock valued at $475,000 plus cash of $21,695. This was full payment of a Promissory Note held by McCrome International in the principal amount of $479,218, plus interest of $17,477.


13. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                     2005              2004
                                                     ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                        $ (618,587)    $ (1,099,483)

Denominator:
  Weighted average common shares outstanding      52,080,759       39,314,357
Basic (loss) per share                             $   (0.01)      $    (0.03)

Diluted (loss) per share Numerator:
  Net loss                                        $ (618,587)    $ (1,099,483)

Denominator:
  Weighted average common shares outstanding      52,080,759       39,314,357
Diluted (loss) per share                           $   (0.01)      $    (0.03)

14. ASSET RETIREMENT OBLIGAITON

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations for the nine months ended October 31, 2005:

                                                 Nine Months Ended
                                                 October 31, 2005

  Asset retirement obligation beginning
        balance                                    $     86,799
    Liabilities incurred                                  3,026
    Liabilities settled                                      --
    Accretion expense                                     5,198
                                                   -------------
  Asset retirement obligation ending balance       $     95,023
                                                   =============

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

Beginning April 25, 2005, the Company offered for sale in a private offering , 1,200,000 shares of the Company's restricted common stock at $0.25 per share. As of July 2005 the Company has received stock subscriptions for 1,072,000 shares with proceeds totaling $268,000. The Company completed the offering August 11, 2005, resulting in total proceeds to the Company of $300,000.

On September 27, 2005, the Company completed a private offering of 714,286 shares of the Company's common stock and 714,286 warrants to purchase the Company's common stock at $0.50 per share. The completed offering resulting in total proceeds to the Company of $200,000.


16.   OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding    Granted   Exercised  Outstanding
           Exercise  January 31,      or         or      October 31,  Expiration
            Price      2005       (Cancelled)  Expired      2005         Date
           --------  -----------  ----------- ---------  -----------  ----------

Options:   $   0.32    170,000          --     170,000          --    06/15/05

Warrants   $   0.32    100,000          --     100,000          --    06/30/05
           $   0.50  3,895,000          --          --   3,895,000    01/31/06
           $   0.50         --     714,286          --     714,286    10/01/07


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

20.  CONTINGENCIES

In March 2005, Double G Energy, Inc. filed a lawsuit in the state of Texas against the Company and its subsidiaries, AT Gas Gathering and TGC, Inc., seeking payment of unspecified amounts regarding claims of damages caused regarding the sale of an 80% Working Interest for Bore Hole assignments as described in Note 8. The Company denied all claims and filed as of April 2005, to have the suit dismissed, and demanded and filed for arbitration as per the agreement that exists between the Company's subsidiaries, AT Gas Gathering and TGC, Inc., and Double G. Subsequent to the Company's motion to dismiss, Double G filed a lawsuit of the same nature in the state of Kentucky in May 2005. However, in July 2005, the Texas court issued an "Order of Administrative Closure" in regards to the Texas lawsuit, ordered the parties to arbitration in Oklahoma per the Company's request, and "determined that there appears to be no further reason at this time to maintain this case as open." In August 2005, the Kentucky court issued an "Order Staying And Compelling Arbitration" in regards to the Kentucky lawsuit. It concurred with the Company's position "that a binding arbitration provision exists and therefore grants a stay of these proceedings and directs that the parties submit to proceedings before the American Arbitration Association in Oklahoma." The Company was unable to estimate the amount, if any, of the Company's ultimate liability to settle this litigation. No accrual has been recorded at October 31, 2005 related to the settlement of this litigation. In April, 2005, AT Gas Gathering, Inc. filed a demand for arbitration with the American Arbitration Association in Oklahoma, per the agreement, against Double G Energy, Inc. for Breach of Contract. The arbitration hearings are scheduled to begin February 20, 2006 in Oklahoma City, OK.

21.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the nine months ended October 31, 2005 was $135,750, and 504,133 shares of stock were issued under the program.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2005, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason

Oil and Gas Sales                   I         Increase in gas prices.

General and Administrative Expense  D         Litigation and stock compensation
                                              expenses resulted in a slight
                                              increase in general and
                                              administrative expenses during the
                                              current nine month period.

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

Interest Expense                    D         Conversion of debt into common
                                              stock.

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended October 31, 2005, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason

Oil and Gas Sales                   I         Increase in gas prices.

General and Administrative Expense  I         Litigation and stock compensation
                                              expenses increased.

Depreciation, Depreciation and
   Amortization                     I         Increase in gas production.

Interest Expense                    D         Conversion of debt into common
                                              stock.


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

      Changes in natural gas and crude oil prices significantly affect the Company's revenues and cash flow of the wells and the value of the Company's oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of the Company's operations and activities, recoupment of the costs of acquiring, developing and producing its wells and profitability. The Company is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2005:

      Cash provided by operations                                     $104,260
      Proceeds from sale of oil and gas properties                      28,535
      Exploration and development of oil and gas properties           (912,280)
      Purchase of equipment                                           (578,209)
      Loans from the Company's President                               173,468
      Sale of common stock                                             737,933
      Repayment of loans                                               (10,647)
      Loans from unrelated third parties                               337,587
      Decrease in cash during the nine months ended October 31, 2005  (119,353)

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2004:

      Cash used in operations                                        $(296,231)
      Proceeds from sale of oil and gas property                       117,440
      Exploration and development of oil and gas properties           (601,400)
      Purchase of equipment                                            (12,563)
      Repayment of loans owed to the Company's President              (680,716)
      Sale of common stock                                            1,650,000
      Repayment of loans                                              (212,090)

      Decrease in cash during nine months ended October 31, 2004       (35,560)

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

      As of December 14, 2005, the Company did not have any material capital commitments, other than funding its operating losses. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


1. LEGAL PROCEEDINGS.

      In March 2005 Double G Energy, Inc. filed a lawsuit against the Company and the Company's officers in the District Court for Dallas County, Texas. In its complaint Double G Energy alleges that: (i) in 2004 it entered into an agreement with the Company to drill and complete wells on the Company's field in Pulaski County, Kentucky, (ii) the Company failed to comply with its obligations under the agreement, and (iii) the Company and its officers made a number of misrepresentations concerning the drilling program.

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


2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

      In 2005 the Company issued 40,000 shares of its common stock to one person as a result of the exercise of options.

      Between April and August 2005 the Company sold 1,200,000 shares of its restricted common stock at a price of $0.25 per share to private investors.

      In September 2005 the Company sold 714,286 shares of its restricted common stock, plus 714,286 warrants, to one investor for $200,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to October 1, 2007.

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

6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company filed one report on Form 8-K during the three months ended October 31, 2005.


         Date of Filing       Item Reported

            9-1-05            Sale of equity securities in private transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2005.


                                      ENERGAS RESOURCES, INC.


                                  By  /s/ George G. Shaw
                                      ---------------------------------------
                                      George G. Shaw, President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Principal Accounting Officer