Form 10KSB/A
period 2005-01-31
ENERGAS RESOURCES INC
filed 2006-03-22
CIK 1029402

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

ITEM 8A.  CONTROLS AND PROCEDURES

     George Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Shaw there have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

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
                                         ============   ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2006.

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

                                     Title                    Date

/s/ George G. Shaw
-------------------
George G. Shaw                      Director             March 21, 2006



/s/ G. Scott Shaw
-------------------
G. Scott Shaw                       Director             March 21, 2006

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB/A

                                    EXHIBITS