Form 10QSB/A
period 2005-04-30
ENERGAS RESOURCES INC
filed 2006-03-22
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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


                                 (405)-879-1752
                        --------------------------------
              (Registrant's telephone number, including area code)


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

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2006.

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