Form 10QSB/A
period 2005-04-30
ENERGAS RESOURCES INC
filed 2006-04-07
CIK 1029402

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

                            YES [X]         NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                  Yes                    No     X
                      --------              ---------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2006.

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