Form 10KSB/A
period 2005-01-31
ENERGAS RESOURCES INC
filed 2006-04-10
CIK 1029402

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
                                     YES      NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                Yes             No     X
                                    -------         -------

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
                                         ============   ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April 2006.

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

                                     Title                    Date

/s/ George G. Shaw
-------------------
George G. Shaw                      Director             April 7, 2006



/s/ G. Scott Shaw
-------------------
G. Scott Shaw                       Director             April 7, 2006

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB/A

                                    EXHIBITS