Form 10KSB
period 2006-01-31
ENERGAS RESOURCES INC
filed 2006-05-15
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2006
                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File No. 0-33259

                                  ENERGAS RESOURCES, INC.
                                  -----------------------
                        (Name of Small Business Issuer in its charter)

                Delaware                                73-1620724
         ------------------------            --------------------------------
         (State of incorporation)            (IRS Employer Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                  73105
   ------------------------------------                     -------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (405)-879-1752 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               -----------------
                                (Title of Class)

Check if the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    X
                                  -----    ----
                                   YES      NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2006 were $1,197,252

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-25 of the Exchange Act):        Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, (36,483,731 shares) based upon the closing price of the Company's common stock on May 4, 2006 was approximately $13,134,000.

As of May 4, 2006 the Company had 58,498,881 outstanding shares of common stock.

Documents incorporated by reference:      None

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

PRINCIPAL AREAS OF OPERATION

            The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming and the Appalachian Basin of Eastern Kentucky.

            As of March 1, 2006 the Company had 4 gas wells in the Arkoma Basin which were producing approximately 452 Mcf of gas per day.

      The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of March 1, 2006, the Company's two wells in the Rusty Creek Prospect produced approximately 16 barrels of crude oil per day.

      In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The Kentucky properties were acquired from three private corporations for $3,000,000 in convertible notes. In March 2004 the Company paid $100,000, plus interest, on one of the notes and holders of notes with a remaining principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note bore interest at 8.5% per and was due in August 2023. On August 25, 2005 the Company issued 1,250,000 shares of its common stock in full payment of the remaining note which had a principal balance on that date of $479,218.

      Since August 2003 the Company has completed an additional 39 wells in eastern Kentucky. In addition, the Company has acquired more leases in others areas of eastern Kentucky that contain multiple wells. Of those wells, 4 have been transferred under the Company's operating bond. As of May 10, 2006 the Company's wells in Kentucky were producing approximately 310 Mcf of gas per day and 6 barrels of oil per day.

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                         Year Ended January 31,
                            ------------------------------------------------
                                 2004            2005              2006
                                 ----            ----              ----
                            Gross    Net    Gross     Net     Gross     Net
Exploratory Wells (1):
  Productive:
   Oil                        --      --       --       --       --      --
   Gas                         1    .875        1     .137       --      --
   Nonproductive               1       1       --       --        1     .24

Development Wells (1):
  Productive:
   Oil                        --      --        1     .137        1    .137
   Gas                         6    5.25       27    9.625        3   2.625
  Nonproductive               --      --       --       --        1    .137

Total Wells (1):
  Productive:
   Oil                        --      --        1     .137        1    .137
   Gas                         7   6.125       28    9.762        3   2.625
  Nonproductive                1       1       --       --        2    .377

(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

      In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

      The following table shows, as of April 30, 2006, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

                                                                Undeveloped
                 Productive Wells (1)   Developed Acreage       Acreage (2)
                Gross      Net          Gross        Net     Gross        Net

   Oklahoma       4        1.5            --          --       --          --
   Wyoming        2        .75            80          32    7,085    4,356.07
   Kentucky      74       63.7         1,440       1,250   13,853      12,100
   Kansas         3        .41            --          --       --          --
                ---       ----         -----      ------   ------    --------
       Totals    79      66.36         1,520       1,282   20,938   16,456.07
                 ==      =====         =====       =====   ======   =========

(1) The wells in Oklahoma and Kentucky are gas wells and the wells in Wyoming are oil wells.
(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of May 1, 2006 the status of Company's gross developed and undeveloped acreage.

      Gross Acreage           Held by Production     Not Held by Production

      Oklahoma                         640                      --
      Wyoming                          640                   6,526
      Kentucky                      12,120                   3,053
      Kansas                           480                   3,884

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                     Year Ended January 31,
                               --------------------------------
Production Data:                2004        2005         2006
                                ----        ----         ----
   Production -
      Oil (Bbls)                 950       4,008         2,962
      Gas (Mcf)              143,616      106,276      130,748
   Average sales price -
      Oil (Bbls)         $     28.62     $  39.06     $  50.16
      Gas (Mcf)          $      4.86     $   5.33     $   7.96
   Average production
       costs per MCF    $       3.74     $   2.49     $   3.49

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

                                               January 31,
                           -------------------------------------------------------
                                  2004                2005                2006
                           -----------------    -----------------   --------------
                            Oil        Gas       Oil       Gas         Oil        Gas
                           (Bbls)     (Mcf)     (Bbls)    (Mcf)     (Bbls)      (Mcf)

Proved reserves             73,790   4,394,959  30,398  2,181,471   41,180    1,764,909
Estimated future net cash
   flows from proved oil
   and  gas reserves          $12,908,072          $7,164,199          $8,227,331

Present value of future net
  cash flows from proved
  oil and gas reserves         $5,510,762          $4,337,635          $4,992,059

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

     As of May 1, 2006, the Company employed 10 people. The Company's employees work in management, engineering, geology, land and legal and accounting. In addition, 3 contract workers were responsible for the supervision and operation of the Company's field activities and providing well services.

ITEM 2.  DESCRIPTION OF PROPERTY
      See Item 1 of this report for information concerning the Company's oil and gas properties.

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

      Double G's complaint asked for unspecified actual and punitive damages against the Company. The Company has denied the allegations in Double G's complaint and in July 2005 the Texas District Court ordered the Company and Double G Energy to submit their disputes to binding arbitration.

      In May 2005 Double G Energy filed a lawsuit against the Company in Kentucky with claims similar to those in the Texas proceeding. In August 2005 the Kentucky court ordered the Company and Double G Energy to submit their disputes to binding arbitration.

      In December 2005 the Company and Double G Energy reached a settlement concerning Double G's claims. In accordance with the terms of the settlement agreement:

o Double G assigned to the Company all of its interest in the oil and gas properties acquired from the Company.

o The Company agreed to pay Double G $1,000,000, of which $250,000 was paid in December 2005 and the remainder of which will be paid in seven monthly installments of $100,000, beginning January 31, 2006 with a final payment of $50,000 due on August 31, 2006.

      In June 2005 Mankato Investments, LLC filed a petition against the Company in the District Court of Oklahoma County, Oklahoma. The petition asked for a determination that Mankato had an interest in four of the Company's oil and gas properties and that the Company provide Mankato with an accounting of all revenues and expenses associated with these properties. The Company paid $20,000 in full settlement of Mankato's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      The Company's common stock is listed on the OTC Bulletin Board under the symbol EGSR. The following table shows the high and low sale prices of the Company's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                               Closing Sale Price
                                                 Common Stock
            Quarter Ended                    High           Low

            April 30, 2003                   $0.21          $0.05
            July 31, 2003                    $0.46          $0.15
            October 31, 2003                 $0.30          $0.11
            January 31, 2004                 $0.26          $0.15

            April 30, 2004                   $0.52          $0.21
            July 31, 2004                    $0.60          $0.36
            October 31, 2004                 $0.80          $0.48
            January 31, 2005                 $0.77          $0.42

            April 30, 2005                   $0.32          $0.30
            July 31, 2005                    $0.28          $0.27
            October 31, 2005                 $0.40          $0.38
            January 31, 2006                 $0.57          $0.54

      As of May 12, 2006 there were were approximately 1,000 holders of the Company's common stock.

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

      During the year ended January 31, 2006 neither the Company, any officer or director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

Other Shares Which May Be Issued

      As of May 12th, 2006 the Company had 58,498,881 outstanding shares of common stock.

      The following table lists additional shares of the Company's common stock which may be issued as the result of the exercise of outstanding options and warrants:

                                                         Number of       Note
                                                          Shares      Reference

   Shares issuable upon exercise of warrants:             714,286          A

   Shares issuable pursuant to Equity Line of Credit      Unknown          B

A. In September 2005, the Company sold 714,286 shares of common stock and 714,286 warrants to one private investor for $200,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on September 30, 2007. As of April 30, 2006 none of the warrants had been exercised.

B. On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. in order to provide a source of funding for the Company. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility. The number of shares of common stock which will ultimately be issued under the equity line of credit agreement between the Company and Dutchess Private Equities is unknown.

      Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding during a thirty-six month period beginning September 24, 2004. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities and Dutchess Private Equities will be obligated to purchase the shares. The Company is under no obligation to request any drawdowns under the equity line of credit.

      The Company may request a drawdown by sending a drawdown notice to Dutchess Private Equities, stating the amount of the drawdown.

    The amount that the Company can request in any drawdown notice is, at its election, either:

o up to 200% of the average daily volume of the Company's common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the Company's common stock immediately preceding the date of the drawdown notice; or

o    $50,000;

provided that the Company may not request more than $1,000,000 in any single drawdown.

      On the day of the drawdown notice, a pricing period of five trading days will begin. At the end of the pricing period Dutchess Private Equities will purchase from the Company that number of share determined by dividing the lesser of:

o    the amount in the drawdown notice, or

o an amount equal to 20% of the total number of the Company's shares traded during the pricing period multiplied by the lowest closing bid price of the Company's common stock during the pricing period by ninety-five percent (95%) of the lowest closing bid price of the Company's common stock during the pricing period.

      However, if any closing bid price of the Company's common stock during the pricing period is less than ninety percent (90%) of the average closing bid price of the Company's common stock during the ten trading days prior to the date of the drawdown notice, the Company may elect, by sending written notice to Dutchess Private Equities, to withdraw the drawdown, in which case no shares will be sold during the pricing period.

      The Company may request drawdowns every seven trading days but only if the shares sold during the prior pricing period have been paid for and issued.

      As of January 31, 2006 the Company had received net proceeds of approximately $788,247 from the sale of 1,589,698 shares of common stock under the equity line of credit.

      The shares referred to in Notes A and B are being, or will be, offered for public sale by means of separate registration statements which have been filed with the Securities and Exchange Commission.

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

                                           Year Ended January 31,
                                ------------------------------------------
Production Data:                  2004            2005           2006
                                  ----            ----           ----
   Production -
      Oil (Bbls)                   950            4,008         2,962
      Gas (Mcf)                143,616          106,276       130,748
   Average sales price -
      Oil (Bbls)              $  28.62         $  39.06      $  50.16
      Gas (Mcf)               $   4.86         $   5.33      $   7.96
   Average production
       costs per MCF          $   3.74         $   2.49      $   3.49


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

YEAR ENDED JANUARY 31, 2006

      Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2006, as compared to the year ended January 31, 2005, are discussed below:

                          Increase (I)
Item                   or Decrease (D) Reason

Oil and Gas Sales          I   Increase in gas and oil prices.

Lease Operating Expense    I   Increase in production  and  operating  costs
                               for gas gathering system

Depreciation, Depletion    I   As of January 31, 2006 the Company's investment
   and Amortization            investment  in  its  proved  developed  oil and
                               gas properties exceeded the present value of the future net cash flows from these properties by approximately $520,048. Under generally accepted accounting principles, the net carrying value of proved natural gas and oil properties cannot exceed the discounted future net cash flows from these properties. Accordingly, $520,048 was recorded as additional depreciation and amortization during the year.

Interest Expense           D   Conversion of debt into common stock.


YEAR ENDED JANUARY 31, 2005

    Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2005, as compared to the year ended January 31, 2004, are discussed below:

                       Increase (I)
Item                or Decrease (D)Reason

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's material sources and (uses) of cash during the year ended January 31, 2006 were:

      Cash used in operations                                $ (  74,719)
      Borrowing from related parties                             205,682
      Sale of common stock                                     2,169,773
      Repayment of notes                                         (10,647)
      Loan proceeds                                            1,269,087
      Sale of oil and gas properties                              28,535
      Purchase of equipment and oil and gas properties        (3,195,628)

    The Company's material sources and (uses) of cash during the year ended January 31, 2005 were:

      Cash used in operations                               $   (376,088)
      Repayment of loans from related parties                 (1,131,010)
      Sale of common stock                                     3,204,014
      Repayment of notes                                        (222,119)
      Sale of oil and gas properties                             318,812
      Purchase of equipment and oil and gas properties        (1,682,892)


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

      In August 2003 the Company acquired 31 producing gas wells, a pipeline, compressor stations and approximately 23,000 leased and 8,500 optioned acres from three private corporations for $3,000,000 in convertible notes. In March 2004 the Company paid $100,000, plus interest, on one of the notes and holders of notes in the principal amount of $2,400,000 converted their notes into 4,800,000 shares of the Company's common stock. The remaining note bore interest at 8.5% per year and was due in August 2023. On August 25, 2005 the Company issued 1,250,000 shares of its common stock in full payment of the remaining note which had a principal balance on that date of $479,218.

      Between January 1, 2004 and June 30, 2004 the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expired on January 31, 2006. As of January 31, 2006 warrants to purchase 3,506,000 shares had been exercised and the remaining warrants had expired.

      In August 2005 the Company sold 1,200,000 shares of its common stock to four private investors for $300,000.

      In August 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 shares of the Company's common stock.

     In September 2005 the Company sold 714,286 share of common stock and 714,286 warrants to one private investor for $200,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share.

      In December 2005 the Company sold 578,000 shares of its common stock to five private investors for $306,340.

Contractual Obligations

      Except as shown in the following table, as of January 31, 2006, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of January 31, 2006 are as follows:

                       Total         2007     2008-2009    2010-2011  Thereafter

Notes payable       $ 619,087      289,690      390,576         0         0
Operating leases    $  31,983       18,286        9,154     4,543         0
                    ---------   ----------   ----------    ------      -----

Total               $ 651,070      307,976      399,730     4,543
                    =========   ==========   ==========     =====


ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES

     George Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred subsequent to the date of evaluation that have matertially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 8B.  OTHER INFORMATION

      Not Applicable

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The Company's executive officers and directors are listed below. The Company's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. The Company's executive officers are elected by our board of directors and serve at its discretion.

Name                 Age      Position

George G. Shaw       75       President,  Principal Financial Officer, Principal
                              Accounting Officer and a Director

G. Scott Shaw        35       Vice President, Secretary and a Director

      The following is a brief description of the business background of the Company's executive officers and directors:

     GEORGE G. SHAW is the President, Principal Financial Officer, Principal Accounting Officer and a director of the Company. Mr. Shaw has been an officer and director of the Company since July 1991. Mr. Shaw is the President of the Company Corporation and its subsidiary the Company Pipeline Co., Inc., both privately held companies engaged in oil and gas exploration and gas gathering. Mr. Shaw is the father of G. Scott Shaw.

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

      The following table shows the compensation during the three years ended January 31, 2006, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2006.
                                                                  Long-Term
                                                                 Compensation
                                                                    Awards
                                                                 Common Stock
     Name and          Year Ended      Annual Compensation        Underlying
Principal Position     January 31,   Salary (2)     Bonus (3)      Options
------------------     -----------   ----------     ---------    -------------

George G. Shaw             2006       $36,000
President and Chief
Executive Officer          2005       $36,000
                           2004       $34,000           --              --

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

    The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2007, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                 Proposed              Time to Be Devoted
Name                          Compensation            To Company's Business

George G. Shaw                   $78,000                      100%
G. Scott Shaw                    $60,000                      100%

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2006. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.
                                                           Number of Securities
                                                           Remaining Available
                           Number                          For Future Issuance
                        of Securities                          Under Equity
                        to be Issued    Weighted-Average    Compensation Plans
                        Upon Exercise   Exercise Price of  (Excluding Securities
                        of Outstanding   of Outstanding       Reflected in
Plan Category            Options  [a]       Options            Column (a))
------------------------------------------------------------------------------

Incentive Stock                 --             --              2,000,000
   Option Plan
Non-Qualified Stock
   Option Plan                  --             --                750,000

     The following table provides information as of April 30, 2006 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                Total        Shares                  Remaining
                                Shares    Reserved for  Shares        Options/
                               Reserved   Outstanding   Issued As      Shares
Name of Plan                  Under Plans   Options    Stock Bonus  Under Plans
------------                  ----------- -----------  -----------  -----------

Incentive Stock Option Plan   2,000,000         --          N/A      2,000,000
Non-Qualified Stock Option
   Plan                       1,000,000         --          N/A        750,000
Stock Bonus Plan              4,000,000        N/A    2,036,981      1,963,019

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2006:

Incentive Stock Options

                                                                  Options
  Shares Subject    Exercise     Date of      Expiration       Exercised as of
    To Option         Price       Grant     Date of Option    June   30, 2005
  --------------    ---------    --------   -------------      --------------

                                      None.

Non-Qualified Stock Options

                                                                  Options
  Shares Subject    Exercise     Date of      Expiration       Exercised as of
    To Option         Price       Grant     Date of Option          2006
  --------------    ---------    --------   -------------      ---------------

     250,000          $0.32      6-30-03       7-15-05            250,000

Stock Bonuses

     Name             Shares Issued as Stock Bonus       Date Issued

George Shaw                      100,000                   10/30/03
Scott Shaw                       100,000                   10/30/03
Employees and consultants      1,836,981                   various dates
                               ---------
                               2,036,981

Other Warrants and Convertible Securities

     See Item 5 of this report for information concerning other outstanding options and warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of the common stock of the Company as of April 30, 2006 by (i) each person who is known to the Company to be the beneficial owner of more than 5% the Company's common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the executive officers and directors of the Company, except that George G. Shaw is the father of G. Scott Shaw. For purposes of the table, the number of shares and percent of ownership of the common stock that the named person beneficially owns includes shares that the person has the right to acquire on or before June 30, 2006 from the exercise of stock options or otherwise.

                                                 Shares          Percent of
                                              Beneficially      Outstanding
Name and address                                 Owned            Shares
----------------                              ------------     ------------

George G. Shaw                                 8,118,356 (1)          13.9%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                                    718,385              1.2%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Terry R. and Marguerite S. Tyson               8,792,800             15.0%
16250 County Rd. U
Lipscomb, TX  79056-6304

Patrick J. Retzer                              4,385,609 (2)          7.5%
19547 210th Ave. N.E.
Thief River Falls, MN 56701

Executive Officers and Directors as a group    8,836,741             15.1%
 (two persons)

(1) Includes (i) 2,024,916 shares held by Energas Corporation, of which 1,759,680 of these shares are subject to a time-release escrow agreement,
     (ii) 3,460,320 shares held by Energas Pipeline Co., Inc. which are subject to a time-based escrow agreement and (iii) 1,585,000 shares of common stock held by Mr. Shaw. The shares held under the escrow agreements will be released from escrow in 12 six month installments commencing on March 21, 2002 (initially four installments of 290,000 shares of common stock followed by eight installments of 580,000 shares of common stock). Mr. Shaw controls Energas Corporation and Energas Pipeline Co., Inc.

(2) Includes 1,242,286 shares held by the Patrick and Lauri Living Trust and 714,286 shares issuable upon the exercise of warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George Shaw, the owner of the building. During the years ended January 31, 2006, 2005 and 2004 the Company paid rent of $45,600 $45,600 and $61,803, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2006, 2005 and 2004 Energas Pipeline Company received $14,495, $14,322 and $16,592, respectively, for operating the gathering system.

      As of April 30, 2005 the Company had borrowed $305,350 from George Shaw. These loans were non-interest bearing, unsecured, and did not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations. In May 2005 Mr. Shaw converted the $305,350 owed to him into 1,221,400 restricted shares of the Company's common stock.

      As of January 31, 2006 the Company had borrowed $114,324 from Mr. Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations.

      The Company believes that the rent paid to Mr. Shaw and the terms of the other transactions between the Company and its officers and directors discussed above were fair and reasonable and were upon terms as least as favorable as the Company could have obtained from unrelated third parties.

      In September 2003 the Company agreed to sell 2,000,000 shares of its common stock to Terry Tyson, now a principal shareholder of the Company, for $0.15 a share. For each share purchased the Company agreed to issue one warrant to Mr. Tyson. For each warrant exercised, the Company agreed to issue a second warrant to Mr. Tyson. Each warrant entitled Mr. Tyson to purchase one share of the Company's common stock at a price of $0.20 per share at any time on or before December 31, 2004 and at a price of $0.30 per share at any time after December 31, 2004. All warrants expired on September 30, 2005. As of September 30, 2005 Mr. Tyson had purchased 2,000,000 shares from the Company and had exercised 4,000,000 warrants. Since May 2004 Mr. Tyson has purchased additional shares of the Company's common stock in open market transactions or from other shareholders in privately negotiated transactions.

     During the six months ended June 30, 2004, the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to January 31, 2006. As of January 31, 2006 warrants to purchase 3,506,000 shares had been exercised and the remaining warrants had expired. Terry Tyson purchased 600,000 shares of common stock and 600,000 warrants in this offering, of which 120,000 warrants were exercised.

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

Exhibit
  No.    Description of Exhibit                                Page Number

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

** Incorporated by reference to the same exhibit filed with the Company's report on Form 8-K dated June 27, 2005.

      During the three months ended January 31, 2006 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Murrell, Hall, McIntosh & Co., PLLP served as the Company's independent public accountants during the fiscal years ended January 31, 2006 and 2005. The following table shows the aggregate fees billed to the Company during the years ended January 31, 2006 and 2005 by Murrell, Hall, McIntosh & Co., PLLP.

                                               2006             2005
                                               ----             ----

      Audit Fees                            $75,831.35      $7,766.75
      Audit-Related Fees                            --             --
      Financial Information Systems                 --             --
      Design and Implementation Fees                --             --
      Tax Fees                                      --             --
      All Other Fees                                --             --

    Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's 10-Q reports during the fiscal year. Before Murrell, Hall, McIntosh & Co., PLLP was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. and its subsidiaries as of January 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended January 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energas Resources, Inc. and its subsidiaries as of January 31, 2006, and the consolidated results of its operations and its consolidated cash flows for the years ended January 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and had a working capital deficit of $(651,341) at January 31, 2006, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co., PLLP

April 28, 2006
Oklahoma City, Oklahoma

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2006


                                     ASSETS

Current Assets
  Cash                                                          $ 580,109
  Accounts receivable                                             192,356
  Prepaid expenses                                                  8,484
  Equipment held for resale                                       185,000
  Oil and gas properties held for resale                           97,438
                                                                ---------
     Total Current Assets
                                                                1,063,387
                                                               ----------
Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                              6,545,443
 Unproved properties                                              144,483
 Pipelines, of which $729,637 were under construction           1,481,585
                                                              -----------
                                                                8,171,511
 Less accumulated depreciation, depletion, and
 amortization, including impairment of $520,048                (1,697,867)
                                                              -----------
                                                                6,473,644
 Other, net of accumulated depreciation of $74,720                  5,967
                                                               ----------
                                                                6,479,611
                                                               ----------
Total Assets                                                   $7,542,998
                                                              ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                        $   612,262
 Due to shareholders and related parties                          189,324
 Settlement Payable                                               650,000
 Other current liablilites                                         11,992
 Current portion of long-term debt                                251,150
   Total Current Liabilities                                      1,714,728

Long-term Debt less current portion shown above                   367,937

Asset Retirement Obligation                                        96,756

Stockholders' Equity (Deficit) Common stock, $.001
  par value 100,000,000 shares authorized 58,231,966
  shares issued and outstanding at January 31, 2006                58,232
Additional paid in capital                                     18,103,125
Retained earnings (deficit)                                   (12,797,780)
                                                              -----------
Total Stockholders' Equity                                      5,363,577
                                                              -----------
Total Liabilities and Stockholders' Equity                     $7,542,998
                                                              ===========


     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years ending January 31,
                                                    2006                 2005
                                                    ----                 ----
Revenue
  Oil and gas sales                             $1,183,118           $ 653,475
  Pipeline revenue                                  14,134              15,015
                                                 ---------           ---------
  Total Revenue                                  1,197,252             668,490

Operating Expenses
  Lease operating expense                          517,534             324,150
  General and administrative expense             1,141,348           1,142,971
  Depreciation, depletion and amortization       1,065,710             283,941
                                                 ---------           ---------
  Total Operating Expenses                       2,724,592           1,751,062
                                                 ---------           ---------

Operating (Loss)                                (1,527,340)         (1,082,572)
                                                -----------         ----------

Other (Expenses) Income
  Other Income                                         347              16,675
  Settlement expense                               (21,500)            (31,264)
  Interest expense                                 (35,008)            (67,014)
                                                -----------         ----------
  Total Other (Expense)                            (56,161)            (81,603)
                                                 ----------         ----------

Net (Loss) before Income Taxes                  (1,583,501)         (1,164,175)

Provision for income taxes                              --                  --
                                                 ---------         -----------

Net (Loss)                                     $(1,583,501)        $(1,164,175)
                                               ============        ============

Net (Loss) per Share, Basic and Diluted        $     (0.03)              (0.03)
                                               ============        ============

Weighted average of number of shares
   outstanding                                   52,513,509         41,251,753
                                               ============        ===========







                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JANUARY 31, 2006 AND
                                JANUARY 31, 2005

                                                               Additional                        Total
                                        Common Stock            Paid-In       Accumulated    Shareholders'
                                    Shares        Amount        Capital        Deficit      Equity (Deficit)

Balance, January 31, 2004         33,163,001    $  33,163     $ 8,644,157    $ (10,050,104)   $  (1,372,784)

Net loss                                  --           --              --       (1,164,175)      (1,164,175)
Private placement of stock         5,000,000        5,000       1,495,000               --        1,500,000
Conversion of notes payable
  to stock                         4,800,000        4,800       2,395,200               --        2,400,000
Stock issued in settlement of
  litigation                         350,000          350          69,650               --           70,000
Options issued in settlement of
  litigation                              --           --          31,500               --           31,500
Stock issued for equity line of
  credit                             959,786          960         562,154               --          563,114
Stock issued for consulting
  services                         1,150,000        1,150         585,350               --          586,500
Warrants exercised for common
  stock                            3,975,000        3,975       1,136,925               --        1,140,900
Stock bonus                          250,000          250          37,250               --           37,500
Employee stock plan                   12,848           13           7,987               --            8,000
                                   ---------       ------       ---------    -------------     ------------

Balance, January 31, 2005         49,660,635       49,661      14,965,173      (11,214,279)       3,800,555

Net loss                                  --           --              --       (1,583,501)      (1,583,501)

Stock issued for equity line of
  credit                             629,912          630         224,503               --         225,133
Options exercised for common
  stock                               40,000           40          12,760               --          12,800
Warrants exercised for common
  stock                            2,251,000        2,251       1,123,249                        1,125,500
Private placement of stock         2,492,286        2,492         803,848               --         806,340
Conversion of notes payable to
  stock                            1,250,000        1,250         473,750               --         475,000
Conversion related party note
  payable to stock                 1,304,000        1,304         324,696               --         326,000
Stock issued for consulting
  services                           100,000          100          39,900               --          40,000
Employee stock plan                  504,133          504         135,246               --         135,750
                                ------------      -------       ---------     ------------      ----------
Balance, January 31, 2006         58,231,966       58,232      18,103,125      (12,797,780)      5,363,577
                                ============     =========     ==========     ============      ==========

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years ending
                                                              January 31,
                                                       ------------------------
                                                           2006         2005
                                                       ------------------------

Cash Flows From Operating Activities
    Net (Loss)                                        $(1,583,501)   (1,164,175)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation, depletion and amortization         545,662       283,941
         Full cost pool impairment                        520,048
         Stock issued for salaries                        135,750        45,500
         Stock issued for consulting                       40,000       586,500
         Stock issued for settlement                           --        70,000
         Stock options issued for settlement                   --        31,500
        (Increase) Decrease in
            Accounts receivable                            20,856       (60,882)
            Prepaid expense                                (8,484)
        Increase (Decrease) in
             Accounts payable and accrued expenses        227,907      (215,908)
             Other assets                                  17,086       (17,086)
             Notes payable                                     --        (1,500)
         Asset retirement obligation                        9,957        66,022
                                                        ---------     ---------
      Net Cash Flows (Used By) Operating Activities       (74,719)     (376,088)
Cash Flows From Investing Activities
    Proceeds from sale of oil and gas properties           28,535       318,812
    (Investment in) oil and gas properties             (2,044,420)   (1,682,892)
    (Purchase of) property and equipment               (1,151,208)           --
                                                      -----------    -----------
        Net Cash (Used by) Investing Activities        (3,167,093)   (1,364,080)

Cash Flows from Financing Activities
    Advances from (Repayments of) related party and
       stockholders                                       205,682    (1,131,010)
     Sale of common stock                               2,169,773     3,204,014
     Payments on Notes Payable                            (10,647)     (222,119)
     Loan proceeds                                      1,269,087            --
                                                       ----------    ----------
        Net Cash Provided by Financing Activities       3,633,895    1,850,885

Increase in Cash                                          392,083      110,717
Cash at Beginning of Year                                 188,026       77,309
                                                        ---------    ---------
Cash at End of Period                                  $  580,109   $ 188,026
                                                       ==========    =========
Supplemental Information:
    Interest Paid in Cash                              $    7,264   $       --
    Non-Cash Transactions:
        Long-term debt converted into 2,554,000 and
        4,800,000 shares of common stock                  801,000    2,400,000
        Advances from shareholder settled for
            350,000 common stock                       $       --   $   70,000
            250,000 stock options                      $       --   $   31,500
            40,000 options for common stock            $   12,800   $       --
        Stock issued for consulting fees               $   40,000   $  586,500
        Stock issued for salaries                      $  135,750   $   45,500
        Asset Retirement Obligation                    $    8,224   $   66,022

     See accompanying summary of accounting policies and notes to financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2006 AND 2005

1.  NATURE OF OPERATIONS

Energas Resources, Inc. (the "Company") was originally incorporated in 1989 in British Columbia, Canada as a public company listed on the Canadian Venture Exchange. In 2001, the Company registered as a Delaware corporation becoming a United States domestic corporation. In 2002, its registration statement filed with the Securities and Exchange Commission became effective and its stock is traded in the Over the Counter (OTC) market.

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiaries, A.T. Gas Gathering Systems, Inc. ("AT GAS"), and TGC, Inc. ("TGC"). In addition, the Company owns and operates natural gas gathering systems, located in Oklahoma and Kentucky, which serve wells operated by the Company for delivery to a mainline transmission system. The majority of the Company's operations are maintained and occur through AT GAS and TGC. AT GAS is a company incorporated in the state of Oklahoma, U.S.A. and TGC is a company incorporated in the state of Kentucky.

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of January 31, 2006, it had a working capital deficiency of $(651,341) and incurred losses for the fiscal years ended January 31, 2006 and 2005 of $(1,583,501) and $(1,164,175) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on an annual basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the year ended January 31, 2006 an impairment expense of $520,048 was recorded.

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

Equipment - Equipment is recorded at cost and depreciated on the Straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


Asset Retirement Obligations - In accordance with the provisions of SFAS No. 143 Accounting for Asset Retirement Obligations the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable. Accounts determined to be uncollectible are charged to operations when that determination is made.

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2006 and 2005, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

Stock-based compensation - In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has not yet adopted the provisions of SFAS No. 123 Revised Share-Based Payment.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of credit risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. The amount of cash deposits as of January 31, 2006 in excess of FDIC limits was $468,617.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be materially impacted by implementation of FIN 47.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company's financial statements when adopted

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statements No. 133 and 140. SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our financial statements


4.  ACQUISITIONS AND RELATED DEBT

In August 2003 the Company acquired 31 producing wells with a gathering system, compressor stations, plus developed and undeveloped acreage. All of the acquired properties are located in the Appalachian Basin of eastern Kentucky. The properties were acquired from three private corporations for $3,000,000 in convertible notes. The notes bear interest at 8.5% per year and are due in August 2023. All or any part of the unpaid principal or interest may be converted into shares of the Company's common stock on the basis of one share of common stock for every dollar of note principal or interest converted. As an inducement to convert, the terms of the agreements were subsequently modified to allow for conversion of unpaid principal and accrued interest into the Company's common stock on the basis of one share of common stock for every $.50 of note principal or interest converted. In March 2004, two of the three note holders exercised their option to convert under these new terms resulting in $2,400,000 of principal converted into 4,800,000 shares of the Company's common stock.

On August 25, 2005 the Company issued 1,250,000 shares of its common stock valued at $475,000 to McCrome International, Inc. the third note holder, plus cash of $21,695. This was full payment of a Promissory Note held by McCrome International in the principal amount of $479,218, plus interest of $17,477.

On December 16, 2005 in settlement of the arbitration case with Double G Energy, the Company entered into an agreement with Double G Energy to repurchase all of Double G Energy's interests in the Company's wells in Pulaski County, Kentucky for $1,000,000. Payment terms of the agreement were for an initial payment of $250,000 at the date of settlement; $100,000 per month January 2006 through July

2006; final payment of $50,000 in August 2006. As of January 31, 2006 payments of $350,000 had been made by the Company.

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

               Consideration given:
               Cash                         $ 500,000
               Oil Lease                       60,000
               Stock                           70,000
               Options                         31,500
                                            ---------
                    Total consideration       661,500
               Liabilities retired:
               Notes Payable                  280,000
               Due Shareholder                261,975
               Accrued Interest                87,901
                                            ---------
                                              629,876

               Settlement Expense            $ 31,624
                                             ========

During the year ended January 2006 the Company guaranteed a contract between one of the Company's contract pumpers and a third party. The pumper defaulted on the contract and on January 18, 2006 the Company paid $21,500 to settle the guarantee with the third party.

6.  EMPLOYEE LOAN

As of January 31, 2005, the Company had a non-interest bearing loan to an employee totaling $17,086 which was paid back during the year ended January 31, 2006.

7.  SALE OF OIL AND GAS PROPERTIES

In October 2005 the Company sold its 50% interest in 1,019.12 acres in the Rusty Creek prospect in Niobrara County, Wyoming for $28,535.

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

8.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of January 31, 2006, the company has drawn a sum of $788,247, which was repaid by the issuance of 1,589,698 shares of the Company's common stock.

9.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the years ended January 31, 2006 and 2005, these sales were approximately $199,000 and $145,000 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the years ended January 31, 2006 and 2005 was approximately $2,650 and $3,000, respectively.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

10. INCOME TAXES

As of January 31, 2006, the Company has approximately $8,677,000 of net operating losses expiring through 2026 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2006, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000 USD, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,629,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the provision (benefit) for income taxes with the amounts determined by applying the U.S. federal income tax rate to income before income taxes is as follows:

                                                        Year Ended January 31,
                                                        2006            2005
                                                        ----            ----

    Computed at the federal statutory rate of 34%    $ (538,000)      (396,000)

    State tax (benefit) at statutory rates            (  95,000)      ( 70,000)

    Change in valuation allowance                       633,000        466,000
                                                     ----------       --------

    Income tax expense                               $       --       $     --
                                                     ----------       --------

Significant components of the Company's deferred tax liabilities and assets as of January 31, 2006 and 2005 are as follows:

                                                         2005           2004
   Deferred tax liabilities
      Timing difference in full cost pool            $(309,000)     $ (187,000)
                                                     =========      ==========

   Deferred tax assets
      Net operating losses                           3,874,000       3,119,000

   Valuation allowance for deferred tax assets      (3,565,000)     (2,932,000)
                                                    -----------     ----------
                                                   $        --     $        --
                                                   ============    ===========


The valuation allowance increased $633,000 and $203,000 for the years ending January 31, 2006 and 2005, respectively.

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

11.  LONG-TERM DEBT

The Company has the following notes payable as of January 31, 2006

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and
1/4 %, (7.5% at January 31, 2006), monthly
interest payments starting November 5, 2005
and monthly principal payments of $16,667 starting
on February 5, 2006                                    $   452,587         -

Note payable to a private corporation, secured by
Equipment, interest at 8%, due in 36 monthly
installments including principal and interest of
$5,218 beginning February 1, 2006                          166,500

Note payable to a private corporation, secured by
oil and gas properties, interest at 8.5%, convertible
to common stock at a rate of one share for each
dollar owed, due in 240 monthly installments
including principal and interest in the amount
of $4,339 beginning September 1, 2003                           --
                                                       -----------

                                                           619,087
          Less: Current Portion                           (251,150)
                                                       -----------
                                                      $    367,937
                                                      ============

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2007              $ 251,150
                  2008                255,395
                  2009                112,542
                  2010                     --
                  2011                     --
                  Thereafter               --
                                    ---------
                                    $ 619,087
                                    =========

On August 25, 2005 the Company issued 1,250,000 shares of its common stock valued at $475,000 plus cash of $21,695. This was full payment of a Promissory Note held by McCrome International in the principal amount of $479,218 plus interest of $17,477.

12. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                      2006              2005
                                                      ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                        $ (1,583,501)    $ (1,164,175)

Denominator:
  Weighted average common shares outstanding        52,513,509       41,251,753
Basic (loss) per share                            $      (0.03)    $      (0.03)

Diluted (loss) per share Numerator:
  Net loss                                        $ (1,583,501)    $ (1,164,175)

Denominator:
  Weighted average common shares outstanding        52,513,509       41,251,753
Diluted (loss) per share                          $      (0.03)    $      (0.03)


13. ASSET RETIREMENT OBLIGATION

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                               Year Ended          Year Ended
                                             January 31, 2006   January 31, 2005

  Asset retirement obligation beginning
        balance                                $   86,799          $   20,770
    Liabilities incurred                            3,026              60,000
    Liabilities settled                                --                 --
    Accretion expense                               6,931              6,029
                                               ----------          ---------
  Asset retirement obligation ending balance   $   96,756          $  86,799
                                               ==========         ==========

14.  STOCK OFFERING

Beginning January 12, 2004, the Company offered for sale, in a private offering, 500 units at a price of $3,000 per unit. Each unit consists of 10,000 shares of the Company's common stock and 10,000 warrants to purchase shares of the Company's common stock at $0.50 per share. The Company completed the offering in May 2004, resulting in total proceeds to the Company of $1,500,000.

Beginning April 25, 2005, the Company offered for sale in a private offering, 1,200,000 shares of the Company's restricted common stock at $0.25 per share. As of July the Company has received stock subscriptions for 1,072,000 shares with proceeds totaling $268,000. The Company completed the offering August 11, 2005, resulting in total proceeds to the Company of $300,000.

On September 27, 2005, the Company completed a private offering of 714,286 shares of the Company's common stock and 714,286 warrants to purchase the Company's common stock at $0.50 per share. The completed offering resulted in total proceeds to the Company of $200,000.

On January 18, 2006, the Company completed a private offering of 578,000 shares of the Company's common stock at $0.53 per share. The completed offering resulted in total proceeds to the company of $306,340.

15. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                   Outstanding    Granted    Exercised  Outstanding
         Exercise   January 31,      or         or      January 31,   Expiration
          Price       2005       (Cancelled) Expired      2006           Date
         -------  ------------   ----------  ---------  ----------    ----------

Options: $   0.32     170,000          --     170,000         --      06/15/05

Warrants $   0.32     100,000          --     100,000         --      06/30/05
         $   0.50   3,895,000          --   3,895,000         --      01/31/06
         $   0.50          --     714,286          --    714,286      10/01/07


16.  OPERATING LEASES

The Company currently has three leases that are under contract. The Company leases a compressor for the Laurel County Kentucky gathering system at $4,304 per month through April 2006 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of January 31, 2006 under noncancellable leases are as follows: 2007 - $18,286; 2008 - $5,375; 2009 - $3,779; 2010 - $3,6,34; and 2011 - $909.

17.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 59% of total natural gas and oil revenues for the fiscal year ended January 31, 2006.

See Note 9 regarding sales to Related Parties.


18.  FINANCIAL INSTRUMENTS

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

19.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

20.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the years ended January 31, 2006 and 2005 were $135,750 for 504,133 shares and $8,000 for 12,848 shares respectively.

21. SUBSEQUENT EVENTS

Construction on the transmission pipeline in Laurel County, Kentucky was completed in March, 2006. The start up process took about 6 weeks to stabilize the hook up of the first four wells, the gathering systems, compressor, dehydrator, launcher & receiver stations, meter tap, water breakouts and tanks. The gathering system was filled with natural gas, then the 4 miles of 6 inch pipeline was filled and compressed to 250 pounds pressure per square inch. This process took over 3 million cubic feet of gas to fill and compress the system. It is now operating and our new petroleum engineer is making plans to produce more gas for the pipeline to sell. The pipeline is setup to handle a volume of 5,000 mcfd at this time, but can easily be upgraded to handle 10,000 mcfd if needed.

Select Engineering of Tulsa, Oklahoma was the engineering company for planning and building our transmission pipeline in Eastern Kentucky.

23.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                          January 31,           January 31,
                                               2006                 2005
                                          ------------------------------------
Natural gas and oil properties
and related lease equipment:
     Proved                             $  6,545,443           $  4,206,710
     Unproved                                144,483                234,093
     Pipeline facilities                   1,481,585                330,377
                                        ------------           ------------
                                           8,171,511              4,771,180
Accumulated depreciation and depletion    (1,697,867)              (656,975)
                                        ------------           ------------

     Net capitalized costs               $ 6,473,644           $ 4,114,205
                                         ===========           ===========

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

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                                    Years Ended January 31,
                                                  2006                 2005
                                                  ----                 ----

Acquisition of properties proved and unproved  $ 1,000,000        $        --
Development costs                                1,044,420            931,350
Acquisition of pipelines                         1,151,208                 --
                                               -----------        -----------
                                               $ 3,195,628        $   931,350
                                               ===========        ===========

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended January 31, 2006 and 2005. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                Years Ended January 31,
                                                2006             2005
                                                ----             ----

        Production revenues                 $  1,183,118      $  653,475
        Production costs                        (517,534)       (324,150)
        Impairment                              (520,048)
        Depletion expense                       (432,593)       (278,342)
                                            -------------     ----------
                                                (287,057)         50,983
        Imputed income tax provision (1)              --         (20,393)
                                            -------------     ----------
        Results of operation for natural
          gas/oil producing activity        $   (287,057)     $   30,590
                                            ============      ==========

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

                                             Gas - mcf         Oil - bbls
                                          -------------      -------------
Proved reserves:
     Balance, January 31, 2004                4,394,959            73,790
          Purchase of reserves-in-place              --                --
          Improved recovery                          --                --
          Extensions and discoveries                 --                --
          Revisions of previous estimates    (2,107,212)          (39,384)
          Production                           (106,276)           (4,008)
                                           ------------        ----------
     Balance, January 31, 2005                2,181,471            30,398
                                           ------------       -----------

Purchase of reserves-in-place
          Extensions and discoveries               --            13,744
          Revisions of previous estimates    (285,814)               --
          Production                         (130,748)           (2,962)
                                          -----------        ----------
     Balance, January 31, 2006              1,764,909            41,180
                                          ===========        ==========
Proved developed reserves:
     Balance, January 31, 2005              1,316,669            30,398
     Balance, January 31, 2006                875,876            33,959

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended January 31, 2006 and 2005. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at January 31, 2006 and 2005, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.
                                             Years Ended January 31,
                                              2006           2005
                                              ----           ----

Future production revenues (1)            $15,629,436    $13,685,443
Future production costs                    (4,468,354)    (3,783,015)
Future development costs                   (1,535,000)      (524,597)
                                      --------------- --------------
Future cash flows before income taxes       9,626,082      9,377,831
Future income tax                          (1,398,751)    (2,213,632)
                                         ------------   ------------
Future net cash flows                       8,227,331      7,164,199
Effect of discounting future annual
    cash flows at 10%                      (3,235,272)    (2,826,564)
                                         ------------   ------------
Standardized measure of discounted
    net cash flows                       $  4,992,059   $  4,337,635
                                         ============   ============

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $7.84 per mcf and $55.80 per bbl at January 31, 2006 as compared to $5.95 per mcf and $35.25 per bbl at January 31, 2005.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2006 and 2005:

                                                    Years Ended January 31,
                                                     2006             2005
                                                     ----             ----
Standardized measure of discounted future
     net cash flows                               $ 4,992,059    $ 4,377,635
Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of
     $520,048                                       4,992,059      3,843,749
                                                 ------------    -----------
Standardized measure of discounted future
     net cash flows in excess of net carrying
     value of proved natural gas & oil properties$         --    $  533,886
                                                  ===========    ==========

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2006.

                            ENERGAS RESOURCES, INC.


                            By:   /s/ George G. Shaw
                                ---------------------------------------
                                George G. Shaw, President, Principal Accounting Officer and Principal Financial Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
-------------------------
George G. Shaw                      Director             May 12, 2006



/s/ G. Scott Shaw
--------------------------
G. Scott Shaw Director May 12, 2006

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS