Form 10QSB
period 2006-04-30
ENERGAS RESOURCES INC
filed 2006-06-07
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                      73-1620724
      -----------                                   -------------
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

                              YES [X]             NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                 No          X
                  ------------------                  ------------


As of May 31, 2006, the Company had 58,498,881 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2006


                                ASSETS

Current Assets
 Cash                                                       $  2,559
 Accounts receivable                                         119,248
 Prepaid expenses                                              5,611
                                                      ---------------
 Total Current Assets                                        127,418
                                                      ---------------

Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                         6,835,207
 Unproved properties                                         144,483
 Pipelines                                                 1,628,826
                                                      ---------------
                                                           8,608,516
 Less accumulated depreciation, depletion,
  and amortization, including impairment of $520,048      (1,841,794)
                                                      ---------------
                                                           6,766,722
 Other, net of accumulated deprecation of $50,977            265,542
                                                      ---------------
                                                           7,032,264
                                                      ---------------
Total Assets                                          $    7,159,682
                                                      ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                $      728,387
 Due to shareholders and related parties                     148,365
 Settlement payable                                          350,000
 Other current liablilites                                    11,992
 Current portion of long-term debt                           252,179
                                                      ---------------
 Total Current Liabilities                                 1,490,923
                                                      ---------------


Long-term Debt less current portion shown above              351,913

Asset Retirement Obligation                                   98,488

Stockholders' Equity (Deficit)
 Common stock, $.001 par value 100,000,000 shares
 authorized 58,498,881 shares issued and outstanding
 at April 30, 2006                                            58,499
 Additional paid in capital                               18,239,171
 Retained earnings (deficit)                             (13,079,312)
                                                      ---------------
Total Stockholders' Equity                                 5,218,358
                                                      ---------------
Total Liabilities and Stockholders' Equity             $   7,159,682
                                                      ===============

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                              April 30,
                                                     ---------------------------
                                                     2006                  2005
                                                     ---------------------------

Revenue
 Oil and gas sales                                 $  237,493        $  254,269
 Pipeline revenue                                       4,389             3,612
                                                   ------------      -----------
  Total Revenue                                       241,882           257,881

Operating Expenses
 Lease operating expense                              151,886            83,151
 General and administrative expense                   243,203           216,673
 Depreciation, depletion and amortization             120,184            97,662
                                                   ------------      -----------
  Total Operating Expenses                            515,273           397,486
                                                   ------------      -----------
Operating (Loss)                                     (273,391)         (139,605)
                                                   ------------      -----------
Other (Expenses) Income
 Interest expense                                      (8,141)          (10,301)
                                                   ------------      -----------
  Total Other (Expense)                                (8,141)          (10,301)
                                                   ------------      -----------
Net (Loss) before Income Taxes                       (281,532)         (149,906)

Provision for income taxes                                 --                --
                                                   ------------      -----------
Net (Loss)                                         $ (281,532)       $ (149,906)
                                                   ============      ===========
Net (Loss) per Share, Basic and Diluted            $    (0.01)       $    (0.00)
                                                   ============      ===========

Weighted average of number of shares outstanding   58,298,625        49,785,277
                                                   ============      ===========




See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2006 AND
                        THREE MONTHS ENDED APRIL 30, 2006



                                                                   Additional                     Total
                                              Common Stock           Paid-In     Accumulated   Shareholders'
                                            Shares     Amount        Capital       Deficit     Equity (Deficit)
                                            ------     ------        -------       --------    ----------------

Balance, January 31, 2005                49,660,635  $  49,661   $ 14,965,173   $(11,214,279)   $  3,800,555

Net loss                                          -          -              -     (1,583,501)     (1,583,501)

Stock issued for equity line of credit      629,912        630        224,503              -         225,133
Options exercised for common stock           40,000         40         12,760              -          12,800
Warrants exercised for common stock       2,251,000      2,251      1,123,249                      1,125,500
Private placement of stock                2,492,286      2,492        803,848              -         806,340
Conversion of notes payable to stock      1,250,000      1,250        473,750              -         475,000
Conversion related party note payable
 to stock                                 1,304,000      1,304        324,696              -         326,000
Stock issued for consulting services        100,000        100         39,900              -          40,000
Employee stock plan                         504,133        504        135,246              -         135,750
                                         -----------  ---------  -------------  -------------  --------------
Balance, January 31, 2006                58,231,966     58,232     18,103,125    (12,797,780)      5,363,577

Net loss                                          -          -              -       (281,532)       (281,532)

Stock issued for equity line of credit      257,810        258        132,055              -         132,313
Employee stock plan                           9,105          9          3,991              -           4,000
                                         -----------  ---------  -------------  -------------  --------------
Balance, April 30, 2006                  58,498,881   $ 58,499   $ 18,239,171   $(13,079,312)  $   5,218,358
                                         ===========  =========  =============  =============  ==============


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three months ended
                                                              April 30,
                                                       -------------------------
                                                        2006              2005
                                                       -------------------------

Cash Flows From Operating Activities
 Net (Loss)                                            $ (281,532)   $ (149,906)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization                 120,184        97,662
 Property impairment                                           --
 Stock issued for salaries                                  4,000         7,125
 (Increase) Decrease in
   Accounts receivable                                     73,108       (17,518)
   Prepaid expense                                          2,873            --
 Increase (Decrease) in
   Bank overdraft                                              --        23,039
   Accounts payable and accrued expenses                  116,125       178,331
   Asset retirement obligation                              1,732         4,759
                                                       -----------   -----------
 Net Cash Flows Provided By Operating Activities           36,490       143,492

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                  (228,689)           --
 (Purchase of) property and equipment                    (161,710)     (453,767)
                                                       -----------   -----------
 Net Cash (Used By) Investing Activities                 (390,399)     (453,767)

Cash Flows from Financing Activities
 Advances from (Repayments of) related party and
 stockholders                                             (40,959)       59,969
 Sale of common stock                                     132,313        98,671
 Payments on notes payable                                (14,995)           --
 Settlement payable                                      (300,000)           --
                                                       -----------    ---------
 Net Cash (Used In) Provided By Financing Activities     (223,641)      158,640

(Decrease) in Cash                                       (577,550)     (151,635)

Cash at Beginning of Year                                 580,109       188,026
                                                       -----------   -----------
Cash at End of Period                                  $    2,559     $  36,391
                                                       ===========   ===========
Supplemental Information:
 Interest Paid in Cash                                 $    7,982     $      --

 Non-Cash Transactions:
 Advances from shareholder settled for
  40,000 options for common stock                      $       --     $  31,500
 Stock issued for salaries                             $    4,000     $   7,125
 Asset Retirement Obligation                           $    1,732     $   4,759


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2006 AND 2005

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


2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of April 30, 2006, it had a working capital deficiency of $(1,363,505) and incurred losses for the three months ended April 30, 2006 and 2005 of $(281,532) and $(149,906) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements and notes thereto of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2006.

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for the three-month periods ended April 30, 2006 and 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three months ended April 30, 2006 and 2005, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

Stock-based compensation - Effective February 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123R for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123R, the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2007. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement is effective for the quarter beginning February 1, 2006. As of February 1, 2006 the Company had no unvested outstanding awards and as a result, the adoption of the standard had no impact on the condensed consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company's financial statements when adopted

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends FASB Statements No. 133 and 140. SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our financial statements.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

On December 16, 2005 in settlement of the arbitration case with Double G Energy, the Company entered into an agreement with Double G Energy to repurchase all of Double G Energy's interests in the Company's wells in Pulaski County, Kentucky for $1,000,000. Payment terms of the agreement were for an initial payment of $250,000 at the date of settlement; $100,000 per month January 2006 through July 2006; final payment of $50,000 in August 2006. As of April 30, 2006 payments of $650,000 had been made by the Company.

5.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of April 30, 2006, the company has drawn a sum of $920,560, which was repaid by the issuance of 1,847,508 shares of the Company's common stock.

6.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the three months ended April 30, 2006 and 2005, these sales were approximately $48,600 and $40,000 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the years ended January 31, 2006 and 2005 was approximately $800 and $700, respectively.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

7. INCOME TAXES

As of January 31, 2006, the Company has approximately $8,677,000 of net operating losses expiring through 2026 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2006, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $3,629,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

8.  LONG-TERM DEBT

The Company has the following notes payable as of April 30, 2006

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and 1/4 %,
(7.5% at April 30, 2006), monthly interest payments
starting November 5, 2005 and monthly principal
payments of $16,667 starting on February 5, 2006             $     449,999

Note payable to a private corporation, secured by
Equipment, interest at 8%, due in 36 monthly
installments including principal and interest of
$5,218 beginning February 1, 2006                                 154,093
                                                          ----------------
                                                                  604,092
          Less: Current Portion                                  (252,179)
                                                          ----------------

                                                           $      351,913


Maturities of long-term debt for the next five years ending April 30, are as follows:

                  2007              $ 252,179
                  2008                256,510
                  2009                 95,403
                  2010                      -
                  2011                      -
                  Thereafter                -
                                 ------------
                                    $ 604,092
                                 ============

9. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                            2006          2005
                                                            ----          ----
Basic (loss) per share computation Numerator:
  Net loss                                              $ (281,532)  $ (149,906)

Denominator:
  Weighted average common shares outstanding            58,298,625   58,298,625
Basic (loss) per share                                  $    (0.01)  $    (0.00)

Diluted (loss) per share Numerator:
  Net loss                                              $ (281,532)  $ (149,906)

Denominator:
  Weighted average common shares outstanding            58,298,625    58,298,625
Diluted (loss) per share                                $    (0.01)  $    (0.00)

10. ASSET RETIREMENT OBLIGAITON

The following table provides a roll forward of the asset retirement obligations:


                                              Three Months Ended     Three Months Ended
                                                April 30, 2006          April 30, 2005
                                              ------------------     ------------------

  Asset retirement obligation beginning
        balance                               $     96,756          $   86,799
    Liabilities incurred                                --               3,026
    Liabilities settled                                 --                  --
    Accretion expense                                1,732               1,733
                                              --------------        ------------
  Asset retirement obligation ending balance  $     98,488          $   91,558
                                              ==============        ============



11. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:


                               Outstanding   Granted    Exercised  Outstanding
                     Exercise   January 31,    or          or       April 30,   Expiration
                       Price       2006     (Cancelled)  Expired      2006          Date
                     --------  ------------ ----------- ---------  -----------  ----------

Warrants             $   0.50     714,286          --          --     714,286    10/01/07



12.  OPERATING LEASES

The Company currently has three operating leases. The Company leases a compressor for the Laurel County Kentucky gathering system at $4,304 per month through April 2006 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of April 30, 2006 under noncancellable leases are as follows: 2007 - $3,583; 2008 - $5,375; 2009 - $3,779; 2010 - $3,6,34; and 2011 - $909.

13.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 67% of total natural gas and oil revenues for the three months ended April 30, 2006.

See Note 9 regarding sales to Related Parties.

14.  FINANCIAL INSTRUMENTS

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


15.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

16.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the three months ended April 30, 2006 and 2005 were $4,000 for 9,105 shares and $7,125 for 12,111 shares respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2006, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  ------

Oil and Gas Sales                   D         Decrease in gas production
                                              partially offset by higher gas
                                              prices

Lease Operating Expenses            I         Addition of more wells and
                                              increase in pipeline costs

General and Administrative Expense  I         Increased legal and accounting
                                              expenses

Depreciation, Depletion and         I         Addition of more wells and
Amortization                                  increase in production  costs per
                                              MCFE partially offset by lower
                                              production volume

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

     Effective February 1, 2006, the Company changed the method by which it was reporting stock-based compensation in accordance with the provisions of SFAS 123R "Share-Based Payments." The Company has elected the modified prospective transition method. This change in accounting method had no impact on the current earnings and would not have had an impact on the prior period financial statements if the provisions of SFAS 123R had been applicable for that period.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

     The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2006:

      Cash provided by operations                           $     36,490
      Exploration and development of oil and gas properties     (228,689)
      Purchase of equipment                                     (161,710)
      Sale of common stock                                       132,313
      Repayment of loans                                         (55,954)
      Settlement payment                                        (300,000) (1)
      Cash on hand at February 1, 2006                          (577,500)

    The following is an explanation of the Company's material sources and (uses) of cash during the three months ended April 30, 2005:

      Cash provided by operations                               $143,492
      Purchase of equipment                                     (453,767)
      Loans from the Company's President, George Shaw             59,969
      Sale of common stock                                        98,671
      Cash on hand at February 1, 2005                          (151,635)

(1) In March 2005 Double G Energy, Inc. filed a lawsuit against the Company claiming, among other things, breach of contract in connection with a drilling program in Pulaski County, Kentucky. In December 2005 the Company and Double G settled the lawsuit. In accordance with the terms of the settlement:

     o Double G assigned to the Company all of its interest in the oil and gas properties previously acquired from the Company.

     o The Company agreed to pay Double G $1,000,000, of which $250,000 was paid in December 2005 and the remainder of which is being paid in seven monthly installments of $100,000, beginning January 31, 2006 with a final payment of $50,000 due on August 31, 2006.

     The $300,000 paid during the three months ended April 30, 2006 represented three of the required installment payments.

     Other than payments required pursuant to the settlement agreement with Double G. As of May 31, 2006, the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas prices. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

     The Company plans to treat four wells in its Parkway Field, located in Laurel County, Kentucky. After consulting with Halliburton, management believes that treatment could result in the wells performing at their full potential. The Company plans to use Halliburton to design the frac treatments and perform the workovers, which are likely to generate production from additional zones as well as increase the output from currently producing zones. To finance this project George Shaw, the Company's President will lend the Company at least $250,000 on an interest free basis.

Controls and Procedures
-----------------------

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

                                     PART II


2. Recent Sales of Unregistered Securities and Use of Proceeds.
   -----------------------------------------------------------

      During the three months ended April 30, 2006 the Company sold 365,000 shares of its common stock to six persons as a result of the exercise of warrants.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.


6.   Exhibits

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company did not file any reports on Form 8-K during the three months ended April 30, 2006.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2006.


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