Form 10KSB/A
period 2006-01-31
ENERGAS RESOURCES INC
filed 2006-07-11
CIK 1029402

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES

      George Shaw, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
                                                  ===========    ==========

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of July, 2006.

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

                                     Title                    Date

/s/ George G. Shaw
-------------------------
George G. Shaw                      Director             July 10, 2006



/s/ G. Scott Shaw
--------------------------
G. Scott Shaw                       Director             July 10, 2006

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS