Form 10QSB
period 2006-07-31
ENERGAS RESOURCES INC
filed 2006-09-14
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                73-1620724
    ------------------------              -------------------------------
    (State of incorporation)         (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                         ------------------------------
                (Address of Principal Executive Office) Zip Code


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


As of August 31, 2006, the Company had 59,298,881 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  July 31, 2006


                              ASSETS

Current Assets
 Cash                                                          $  182,699
 Accounts receivable                                               80,115
 Prepaid expenses                                                   5,611
 Equipment held for resale                                        185,000
                                                           ---------------
 Total Current Assets                                             453,425
                                                           ---------------

Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                              6,513,464
 Unproved properties                                              144,483
 Pipelines                                                      1,650,754
                                                           ---------------
                                                                8,308,701

 Less accumulated depreciation, depletion, and
  amortization, including impairment of $520,048               (1,930,077)
                                                           ---------------
                                                                6,378,624
 Other, net of accumulated depreciation of $54,807                 76,710
                                                           ---------------
                                                                6,455,334
                                                           ---------------

Total Assets                                                $   6,908,759
                                                           ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                      $     445,466
 Due to shareholders and related parties                          295,065
 Other current liabilities                                         11,992
 Current portion of long-term debt                                636,179
                                                           ---------------
 Total Current Liabilities                                      1,388,702
                                                           ---------------

Long-term Debt less current portion shown above                   335,246

Asset Retirement Obligation                                       100,221

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
 authorized 59,298,881 shares issued and outstanding
 at July 31, 2006                                                  59,299
 Additional paid in capital                                    18,354,371
 Retained earnings (deficit)                                  (13,329,080)
                                                           ---------------
Total Stockholders' Equity                                      5,084,590
                                                           ---------------
Total Liabilities and Stockholders' Equity                  $   6,908,759
                                                           ===============

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three months ended          Six months ended
                                            July 31,                   July 31,
                                   ------------------------------------------------------
                                       2006          2005          2006         2005
                                   ------------------------------------------------------

Revenue
 Oil and gas sales               $   88,723     $  246,099     $  326,216    $  500,368
 Pipeline revenue                     2,553          3,212          6,942         6,824
                                   ----------- ------------- -------------- -------------
  Total Revenue                      91,276        249,311        333,158       507,192

Operating Expenses
 Lease operating expense             60,527         57,192        144,125       108,717
 Pipeline and gathering expense      25,187         44,096         93,475        75,722
 General and administrative expense 132,619        269,209        375,822       485,882
 Depreciation, depletion and
  amortization                       92,113         87,670        212,297       185,332
                                   ----------- ------------- -------------- -------------
  Total Operating Expenses          310,446        458,167        825,719       855,653
                                   ----------- ------------- -------------- -------------

Operating (Loss)                   (219,170)      (208,856)      (492,561)     (348,461)
                                   ----------- ------------- -------------- -------------
Other (Expenses) Income
 Other income                             -            347              -           347
 Settlement expense                 (20,000)                      (20,000)            -
 Interest expense                   (10,598)       (10,243)       (18,739)      (20,544)
                                   ----------- ------------- -------------- -------------
  Total Other (Expense)             (30,598)        (9,896)       (38,739)      (20,197)
                                   ----------- ------------- -------------- -------------
Net (Loss) before Income Taxes     (249,768)      (218,752)      (531,300)     (368,658)

Provision for income taxes                -              -              -             -
                                   ----------- ------------- -------------- -------------
Net (Loss)                      $  (249,768)   $  (218,752)    $ (531,300)   $ (368,658)
                                   =========== ============= ============== =============
Net (Loss) per Share, Basic and
Diluted                         $     (0.00)   $     (0.00)    $    (0.01)   $    (0.01)
                                   =========== ============= ============== =============
Weighted average of number of
shares outstanding               58,542,359     50,066,462     58,422,512    49,928,201
                                   =========== ============= ============== =============


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2006 AND
                         SIX MONTHS ENDED JULY 31, 2006


                                                      Common Stock         Additional                        Total
                                                ------------------------     Paid-In       Accumulated    Shareholders'
                                                Shares            Amount     Capital         Deficit     Equity (Deficit)
                                                ------            ------     -------       -----------   ----------------

      Balance, January 31, 2005             $  49,660,635      $   49,661   $14,965,173  $ (11,214,279)    $ 3,800,555

      Net loss                                          -               -             -     (1,583,501)     (1,583,501)

      Stock issued for equity line of credit      629,912             630       224,503              -         225,133
      Options exercised for common stock           40,000              40        12,760              -          12,800
      Warrants exercised for common stock       2,251,000           2,251     1,123,249                      1,125,500
      Private placement of stock                2,492,286           2,492       803,848              -         806,340
      Conversion of notes payable to stock      1,250,000           1,250       473,750              -         475,000
      Conversion related party note payable
       to stock                                 1,304,000           1,304       324,696              -         326,000
      Stock issued for consulting services        100,000             100        39,900              -          40,000
      Employee stock plan                         504,133             504       135,246              -         135,750
                                            ---------------  -------------  ------------  -------------  --------------
      Balance, January 31, 2006                58,231,966          58,232    18,103,125    (12,797,780)      5,363,577

      Net loss                                                                                (531,300)       (531,300)

      Stock issued for equity line of credit      257,810             258       132,055                        132,313
      Stock issued for loan discount              800,000             800       115,200                        116,000
      Employee stock plan                           9,105               9         3,991                          4,000
                                            ---------------  -------------  ------------  -------------  --------------
      Balance, July 31, 2006                $  59,298,881     $    59,299   $18,354,371   $(13,329,080)   $  5,084,590
                                            ===============  =============  ============  =============  ==============



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six months ended
                                                                 July 31,
                                                        ----------------------------
                                                             2006           2005
                                                        ----------------------------

Cash Flows From Operating Activities
 Net (Loss)                                             $  (531,300)   $  (368,658)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization                   210,338        185,332
 Property impairment                                              -
 Stock issued for salaries                                    4,000         14,250
(Increase) Decrease in
   Accounts receivable                                      112,241        (22,352)
   Prepaid expense                                            2,873              -
 Increase (Decrease) in
   Accounts payable and accrued expenses                   (166,796)        44,076

   Other assets                                                             (7,300)
   Asset retirement obligation                                3,465          6,491
                                                        -------------- -------------
 Net Cash Flows (Used By) Operating Activities             (365,179)      (148,161)

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                    (163,276)             -
 Sale of oil and gas properties                             200,000              -
  Purchase of) property and equipment                      (125,347)      (566,154)
                                                        -------------- -------------
 Net Cash (Used By) Investing Activities                    (88,623)      (566,154)

Cash Flows from Financing Activities
 Advances from (Repayments of) related party and
  stockholders                                              105,741         95,968
 Sale of common stock                                       132,313        185,933
 Stock Subscriptions from private placement                       -        268,000
 Loan proceeds                                              500,000              -
 Payments on notes payable                                  (31,662)        (1,804)
 Settlement payable                                        (650,000)             -
                                                        -------------- -------------
 Net Cash Provided By Financing Activities                   56,392        548,097

(Decrease) in Cash                                         (397,410)      (166,218)
Cash at Beginning of Year                                   580,109        188,026
                                                        -------------- -------------
Cash at End of Period                                   $   182,699      $  21,808
                                                        ============== =============

Supplemental Information:
 Interest Paid in Cash                                  $    18,739      $       -

 Non-Cash Transactions:
 Advances from shareholder settled for
   40,000 options for common stock                      $    1,500       $       -
 Stock issued for salaries                              $    4,000       $  14,250
 Asset Retirement Obligation                            $    3,465       $   6,491



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 2006 AND 2005

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

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiaries, A.T. Gas Gathering Systems, Inc. ("AT GAS"), and TGC, Inc. ("TGC"). In addition, the Company owns and operates natural gas gathering systems, located in Oklahoma and Kentucky, which serve wells operated by the Company for delivery to a mainline transmission system. The majority of the Company's operations are maintained and occur through AT GAS and TGC. AT GAS is a company incorporated in the state of Oklahoma and TGC is a company incorporated in the state of Kentucky.

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of July 31, 2006, it had a working capital deficiency of $(935,277) and incurred losses for the six months ended July 31, 2006 and 2005 of $(531,300) and $(368,658) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of July 31, 2006, and the results of their operations and their cash flows for the six-month periods ended July 31, 2006 and 2005.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the six months ended July 31, 2006 and 2005, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents.

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

On December 16, 2005 in settlement of the arbitration case with Double G Energy, the Company entered into an agreement with Double G Energy to repurchase all of Double G Energy's interests in the Company's wells in Pulaski County, Kentucky for $1,000,000. Payment terms of the agreement were for an initial payment of $250,000 at the date of settlement; $100,000 per month January 2006 through July 2006; final payment of $50,000 in August 2006. As of July 31, 2006 all payments have been made on the agreement with Double G Energy.

5.  SALE OF OIL AND GAS PROPERTIES

Effective April 1, 2006, the Company sold its 16.75% Working Interest in three Kansas wells for $200,000. The proceeds from these sales were treated as a reduction in the carrying amount of oil and gas properties in accordance with the requirements of the full cost method of accounting for oil and gas properties

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of July 31, 2006, the company has drawn a sum of $920,560, which was repaid by the issuance of 1,847,508 shares of the Company's common stock.

7.  PROMISSORY NOTE

On July 26, 2006 the Company borrowed $500,000 under a promissory note agreement. The face value of the note is $650,000 and does not bear interest. Accordingly the Company has recorded a discount of $150,000 to the face value of the note and the discount will be recognized as interest expense over the one-year term of the note.

Monthly payments of $30,000 and $40,000 are due on August and September 2006 respectively. In September 2006 the monthly payments increase to the greater of $55,000 or the amount of the monthly proceeds under the equity line of credit agreement (Note 6). Monthly payments will continue until the full principal amount has been paid or the maturity date of the note, July 26, 2007 at which time all unpaid principal balances are due.

As additional consideration the Company issued 800,000 of restricted common stock valued at $116,000. The value of the common stock has been recorded as an additional discount to the value of the promissory note, which will be recognized as interest expense over the term of the note.

The promissory note is secured by substantially all of the assets of the Company.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the six months ended July 31, 2006 and 2005, these sales were approximately $171,000 and $77,000 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the six months ended July 31, 2006 and 2005 was approximately $3,098 and $1,300, respectively.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

9. INCOME TAXES

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

10.  LONG-TERM DEBT

The Company has the following notes payable as of July 31, 2006

Note payable to a bank, secured by oil and gas
properties, interest at Prime Rate plus 1 and 1/4 %,
(9.5% at July 31, 2006), monthly interest payments
starting November 5, 2005 and monthly principal
payments of $16,667 starting on February 5, 2006                 $ 433,332

Note payable to a private equity fund, secured by oil
and gas properties, net of loan discount of $266,000,
variable monthly payments due starting on August 31, 2006          384,000

Note payable to a private corporation, secured by
equipment, interest at 8%, due in 36 monthly
installments including principal and interest of
$5,218 beginning February 1, 2006 (Note 19)                        154,093
                                                          ----------------
                                                                   971,425

Less: Current Portion                                             (636,179)
                                                          ----------------
                                                          $       335,246

Maturities of long-term debt for the next five years ending July 31, are as follows:

                  2007              $ 636,179
                  2008                256,510
                  2009                 78,736
                  2010                      -
                  2011                      -
                  Thereafter                -
                               --------------
                                    $ 971,425
                               ==============

11. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                          2006           2005
                                                          ----           ----
Basic (loss) per share computation Numerator:
  Net loss                                          $ (531,300)      $ (368,658)

Denominator:
  Weighted average common shares outstanding        58,422,512       49,928,201
Basic (loss) per share                               $   (0.01)        $  (0.01)

Diluted (loss) per share Numerator:
  Net loss                                          $ (531,300)      $ (368,658)

Denominator:
  Weighted average common shares outstanding        58,422,512       49,928,201
Diluted (loss) per share                             $   (0.01)        $  (0.01)

12. ASSET RETIREMENT OBLIGATION

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:



                                               Six months Ended    Six months Ended
                                                July 31, 2006        July 31, 2005
                                               ----------------    ----------------

  Asset retirement obligation
   beginning balance                           $     96,756          $   86,799
    Liabilities incurred                                 --               3,026
    Liabilities settled                                  --                  --
    Accretion expense                                 3,465               3,465
                                               --------------       ------------
  Asset retirement obligation ending balance   $    100,221          $   93,290
                                               ===============      ============


13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                   Outstanding    Granted    Exercised  Outstanding
         Exercise  January 31,      or          or        July 31,    Expiration
          Price       2006      (Cancelled)   Expired       2006         Date
         --------  -----------  -----------  ---------  -----------   ----------

Warrants  $0.50     714,286          --           --       714,286    10/01/07


14.  OPERATING LEASES

The Company currently has three operating leases. The Company leases a compressor for the Laurel County Kentucky gathering system at $4,304 per month through April 2006 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of July 31, 2006 under noncancellable leases are as follows: 2007 - $3,583; 2008 - $5,375; 2009 - $3,779; 2010 - $3,634; and 2011 - $909.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 67% of total natural gas and oil revenues for the six months ended July 31, 2006.

See Note 9 regarding sales to Related Parties.

16.  FINANCIAL INSTRUMENTS

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

17.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the six months ended July 31, 2006 and 2005 were $4,000 for 9,105 shares and $14,250 for 34,477 shares respectively.

19. EQUIPMENT HELD FOR SALE

In January 2006, the Company purchased equipment from a private party financed by a promissory note held by the seller. Subsequently the Company determined that the equipment did not meet the specifications that had been represented by the seller and ceased making monthly payments on the promissory note. The Company is currently in negotiations with the seller for the return of the equipment and anticipates resolving the matter during the current fiscal year.

20.  PIPELINE ASSETS

The Company owns certain pipeline assets in Kentucky valued at approximately $0.7 million. During the quarter ended July 31, 2006 the Company began to experience excessive levels of nitrogen in the gas transported on this pipeline, which made the gas transported unsellable. As of September 2006, the Company is still exploring and evaluating its options to return these pipeline assets to service and expects the value of these pipeline assets to be fully recoverable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2006, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason

Oil and Gas Sales                  D          Decrease in gas production an
                                              gas prices lower.

Lease Operating Expenses           I          Addition of more wells and
                                              increase in pipeline costs.

General and Administrative         D          The Company used less consultants
Expense                                       during the six months ended July
                                              31, 2006 than in the comparable
                                              period last year.

Depreciation, Depletion and        I          Addition of more wells and
Amortization                                  increase in production  costs per
                                              MCFE partially offset by
                                              lower production volume.


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

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2006:

      Cash used in operations                                $  (365,179)
      Exploration and development of oil and gas properties     (163,276)
      Sale of oil and gas properties                             200,000
      Purchase of equipment                                     (125,347)
      Loans from Company's President, George Shaw                105,741
      Sale of common stock                                       132,313
      Loan from unaffiliated party                               500,000
      Repayment of loans                                         (31,662)
      Settlement payments                                       (650,000) (1)
      Cash on hand at February 1, 2006                           397,410

    The following is an explanation of the Company's material sources and (uses) of cash during the six months ended July 31, 2005:

      Cash used in operations                                  $(148,161)
      Purchase of equipment                                     (566,154)
      Loans from the Company's President, George Shaw             95,968
      Sale of common stock                                       453,933
      Repayment of loans                                          (1,804)
      Cash on hand at February 1, 2005                           166,218

(1) In March 2005 Double G Energy, Inc. filed a lawsuit against the Company claiming, among other things, breach of contract in connection with a drilling program in Pulaski County, Kentucky. In December 2005 the Company and Double G settled the lawsuit. In accordance with the terms of the settlement:

     o Double G assigned to the Company all of its interest in the oil and gas properties previously acquired from the Company.
     o The Company agreed to pay Double G $1,000,000, of which $250,000 was paid in December 2005 and the remainder of which was paid in seven monthly installments of $100,000, beginning January 31, 2006 with a final payment of $50,000 on August 31, 2006.

      The $650,000 paid during the six months ended July 31, 2006 represented seven of the required installment payments.

      In order to provide a possible source of funding the Company has entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. Under the equity line of credit agreement, Dutchess Private Equities agreed to provide the Company with up to $10,000,000 of funding prior to September 24, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time is determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdowns under the equity line of credit.

      On the day of the drawdown notice, a pricing period of five trading days will begin. At the end of the pricing period Dutchess Private Equities will purchase from the Company that number of share determined by dividing the lesser of:

     o    the amount set forth in the drawdown notice, or
     o an amount equal to 20% of the total number of the Company's shares traded during the pricing period multiplied by the lowest closing bid price of The Company' common stock during the pricing period by ninety-five percent (95%) of the lowest closing bid price of the Company's common stock during the pricing period.

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

      The Company has registered the shares of common stock issuable to Dutchess Private Equities under the equity line of credit so that the shares may be sold in the public market.

      As of August 31, 2006 the Company had received $920,560 from the sale of 1,847,508 shares of common stock under the equity line of credit.

     On July 27,  2006 the  Company  borrowed  $550,000  from  Dutchess  Private
Equities Fund, L.P. The loan from Dutchess Private Equities requires monthly principal payments beginning August 31, 2006. No later than July 26, 2007 the Company is required to pay Dutchess all remaining principal, plus interest in the amount of $100,000. As partial consideration for making the loan, the Company agreed to issue 800,000 restricted shares of its common stock to Dutchess Private Equities. The Company plans to use the amounts received from sales of common stock under its equity line of credit to repay this loan. Additionally, the Company was required to pay $50,000 of related loan costs resulting in net cash proceeds to the Company of $500,000.

      Other than payments due to Dutchess Private Equities, as of August 31, 2006 the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas prices. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


2.   Recent Sales of Unregistered Securities
     ---------------------------------------

      During the six months ended July 31, 2006 the Company issued 800,000 shares of its common stock to Dutchess Private Equities as consideration for extending a $550,000 loan to the Company.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.


6.   Exhibits
     --------

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2006.


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