Form 10QSB
period 2006-10-31
ENERGAS RESOURCES INC
filed 2006-12-20
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  73-1620724
------------------------              -------------------------------------
(State of incorporation)             (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                      -----------------------------------
                (Address of Principal Executive Office) Zip Code


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


As of December 15, 2006, the Company had 73,058,414 issued and outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                October 31, 2006

                              ASSETS

Current Assets
 Cash                                                       $           -
 Accounts receivable                                               62,907
 Prepaid expenses                                                   5,611
 Equipment held for resale                                        185,000
                                                            --------------
 Total Current Assets                                             253,518
                                                            --------------

Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                              6,573,140
 Unproved properties                                              144,483
 Pipelines                                                      1,642,661
                                                            --------------
                                                                8,360,284

 Less accumulated depreciation, depletion, and
  amortization, including impairment of $520,048               (2,019,786)
                                                            --------------
                                                                6,340,498
 Other, net of accumulated depreciation of $57,726                 74,941
                                                            --------------
                                                                6,415,439
                                                            --------------
Total Assets                                                $   6,668,957
                                                            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank overdraft                                             $       1,908
 Accounts payable and accrued expenses                            488,363
 Due to shareholders and related parties                           15,173
 Other current liablilites                                         11,992
 Current portion of long-term debt                                595,900
                                                            --------------
 Total Current Liabilities                                      1,113,336
                                                            --------------

Long-term Debt less current portion shown above                   210,220

Asset Retirement Obligation                                       101,954

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
 authorized 72,415,414 shares issued and outstanding
 at October 31, 2006                                               72,415
 Additional paid in capital                                    18,799,734
 Retained earnings (deficit)                                  (13,628,702)
                                                            --------------
Total Stockholders' Equity                                      5,243,447
                                                            --------------
Total Liabilities and Stockholders' Equity                  $   6,668,957
                                                            ==============

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             Three months ended             Nine months ended
                                                 October 31,                   October 31,
                                       ------------------------------------------------------------
                                             2006           2005            2006          2005
                                       ------------------------------------------------------------

Revenue
 Oil and gas sales                     $    156,928    $   384,040      $   483,144     $  884,408
 Pipeline revenue                             3,017          3,341            9,959         10,165
                                       -------------   ------------     ------------    -----------
  Total Revenue                             159,945        387,381          493,103        894,573

Operating Expenses
 Lease operating expense                     51,539         94,700          195,664        203,417
 Pipeline and gathering expense              42,863         70,365          136,338        146,087
 General and administrative expense         196,914        390,998          572,736        876,880
 Depreciation, depletion and
 amortization                                92,627         81,166          304,924        266,498
                                       -------------   ------------     ------------    -----------
  Total Operating Expenses                  383,943        637,229        1,209,662      1,492,882
                                       -------------   ------------     ------------    -----------

Operating (Loss)                           (223,998)      (249,848)        (716,559)      (598,309)

Other (Expenses) Income
 Other income                                   703            347              703            347
 Settlement expense                               -              -          (20,000)             -
 Interest expense                           (76,327)           (81)         (95,066)       (20,625)
                                       -------------   ------------     ------------    -----------
  Total Other (Expense) Income              (75,624)           266         (114,363)       (20,278)
                                       -------------   ------------     ------------    -----------

Net (Loss) before Income Taxes             (299,622)      (249,582)        (830,922)      (618,587)

Provision for income taxes                        -              -                -              -
                                       -------------   ------------     ------------    -----------

Net (Loss)                              $   (299,622)   $ (249,582)     $  (830,922)    $ (618,587)
                                       =============   ============     ============    ===========


Net (Loss) per Share, Basic and Diluted $      (0.01)   $        -      $     (0.01)    $    (0.01)
                                       =============   ============     ============    ===========

Weighted average of number of shares
outstanding                              62,222,154     53,895,563      59,702,976     52,080,759
                                       =============   ============     ============    ===========



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2006 AND
                       NINE MONTHS ENDED OCTOBER 31, 2006
                                  (Unaudited)


                                                                       Additional                        Total
                                                 Common Stock           Paid-In      Accumulated     Shareholders'
                                             Shares        Amount       Capital        Deficit      Equity (Deficit)
                                             ------        ------       -------        --------     ----------------

  Balance, January 31, 2005              $ 49,660,635    $   49,661    $14,965,173   $ (11,214,279)  $  3,800,555

  Net loss                                          -             -              -      (1,583,501)    (1,583,501)

  Stock issued for equity line of credit      629,912           630        224,503               -        225,133
  Options exercised for common stock           40,000            40         12,760               -         12,800
  Warrants exercised for common stock       2,251,000         2,251      1,123,249               -      1,125,500
  Private placement of stock                2,492,286         2,492        803,848               -        806,340
  Conversion of notes payable to stock      1,250,000         1,250        473,750               -        475,000
  Conversion of related party note
   payable to stock                         1,304,000         1,304        324,696               -        326,000
  Stock issued for consulting services        100,000           100         39,900               -         40,000
  Employee stock plan                         504,133           504        135,246               -        135,750
                                         -------------   -----------   -------------  -------------   -------------
  Balance, January 31, 2006                58,231,966        58,232     18,103,125     (12,797,780)     5,363,577

  Net loss
                                                    -             -              -        (830,922)      (830,922)

  Stock issued for equity line of credit    1,896,342         1,896        237,196               -        239,092
  Stock issued for additional loan
   consideration                              800,000           800        115,200               -        116,000
  Stock issued for consulting services        254,668           255         14,745               -         15,000
  Conversion of related party notes
   payable to stock                        10,433,333        10,433        302,567               -        313,000
  Employee stock plan                         799,105           799         26,901               -         27,700
                                         -------------   -----------   -------------  -------------   -------------
  Balance, October 31, 2006              $ 72,415,414    $   72,415    $18,799,734    $(13,628,702)   $ 5,243,447
                                         =============   ===========   =============  =============   =============



   See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Nine months ended
                                                                   October 31,
                                                            -----------------------
                                                               2006         2005
                                                            -----------------------
Cash Flows From Operating Activities
 Net (Loss)                                                $ (830,922)   $ (618,587)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization                     304,924       266,498
 Amortization of loan discount                                 66,500             -
 Stock issued for salaries                                     27,700       135,750
 Stock issued for consulting                                   15,000        40,000
 (Increase) Decrease in
   Accounts receivable                                        129,449      (141,931)
   Prepaid expense                                              2,873       (36,268)
 Increase (Decrease) in
  Accounts payable and accrued expenses                      (123,899)      456,274
   Other assets                                                     -        (5,700)
   Asset retirement obligation                                  5,198         8,224
                                                            -----------   -----------
     Net Cash Flows (Used by) Provided By Operating
      Activities                                             (403,177)      104,260

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                      (216,817)     (912,280)
 Sale of oil and gas properties                               200,000        28,535
 (Purchase of) property and equipment                        (126,497)     (578,209)
                                                            -----------   -----------
      Net Cash (Used By) Investing Activities                (143,314)   (1,461,954)

Cash Flows from Financing Activities
 Bank overdraft                                                 1,908             -
 Advances from (Repayments of) related party and
  stockholders                                                138,849       173,468
 Sale of common stock                                         132,313       737,933
 Loan proceeds                                                500,000       337,587
 Payments on notes payable                                   (156,688)      (10,647)
 Settlement payable (Used By)                                (650,000)            -
                                                            -----------   -----------
    Net Cash (Used By) Provided By Financing
     Activities                                               (33,618)    1,238,341

(Decrease) in Cash                                           (580,109)     (119,353)
Cash at Beginning of Year                                     580,109       188,026
                                                            -----------   -----------
Cash at End of Period                                       $       -        68,673
                                                            ===========   ===========
Supplemental Information:
 Interest Paid in Cash                                      $  18,739     $       -

 Non-Cash Transactions:
 Debt converted into 10,433,333
   and 2,554,000 shares of common stock                     $ 313,000     $ 801,000
 Advances from shareholder settled for
   40,000 options for common stock                          $       -     $  31,500
 Stock issued for salaries                                  $  27,700     $ 135,750
 Stock issued for consulting                                $  15,000     $  40,000
 Asset Retirement Obligation                                $   3,465     $   8,224
 Stock issued for payments on notes payables               $  106,779     $       -



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 2006 AND 2005

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of October 31, 2006, it had a working capital deficiency of $(859,818) and incurred losses for the nine months ended October 31, 2006 and 2005 of $(830,922) and $(618,587) respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as of October 31, 2006, and the results of their operations and their cash flows for the nine month periods ended October 31, 2006 and 2005.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and nine months ended October 31, 2006 and 2005, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

New Accounting Pronouncements - In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

On December 16, 2005 in settlement of the arbitration case with Double G Energy, the Company entered into an agreement with Double G Energy to repurchase all of Double G Energy's interests in the Company's wells in Pulaski County, Kentucky for $1,000,000. Payment terms of the agreement were for an initial payment of $250,000 at the date of settlement; $100,000 per month January 2006 through July 2006; final payment of $50,000 in August 2006. As of July 31, 2006 all payments had been made on the agreement with Double G Energy.

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

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of October 31, 2006, the company has drawn a sum of $1,027,339, which was repaid by the issuance of 3,488,586 shares of the Company's common stock.

7.  PROMISSORY NOTE

On July 26, 2006 the Company borrowed $500,000 under a promissory note agreement. The face value of the note is $650,000 and does not bear interest. Accordingly the Company has recorded a discount of $150,000 to the face value of the note and the discount will be recognized as interest expense over the one-year term of the note.

Monthly payments of $30,000 and $40,000 were made in August and September 2006 , respectively. In September 2006 the monthly payments increased to the greater of $55,000 or the amount of the monthly proceeds under the equity line of credit agreement (Note 6). Monthly payments will continue until the full principal amount has been paid or the maturity date of the note, July 26, 2007 at which time all unpaid principal balances are due.

As additional consideration the Company issued 800,000 of restricted common stock valued at $116,000. The value of the common stock has been recorded as an additional discount to the value of the promissory note, which will be recognized as interest expense over the term of the note.

During the quarter ended October 31, 2006 proceeds of $106,779 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of $66,500 for the three months ended October 31, 2006 is included in interest expense.

The promissory note is secured by substantially all of the assets of the Company.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the nine months ended October 31, 2006 and 2005, these sales were approximately $114,000 and $136,500 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the nine months ended October 31, 2006 and 2005 was approximately $2,109 and $1,887, respectively.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

On October 10, 2006 George G. Shaw, the Company's President, converted $313,000 which he had loaned to the Company into 10,433,333 restricted shares of the Company's common stock. This stock was valued at 50% of the market price of unrestricted shares on the date of issuance.

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

10.  LONG-TERM DEBT

The Company has the following notes payable as of October 31, 2006

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and 1/4 %,
(9.5% at July 31, 2006), monthly interest
payments starting November 5, 2005 and monthly
principal payments of $16,667 starting
on February 5, 2006 and maturing on July 5, 2008                  $  308,306

Note payable to a private equity fund, secured by
oil and gas properties, net of loan discount of
$199,500, variable monthly payments due starting on
August 31, 2006 and maturing on July 26, 2007                        343,721

Note payable to a private corporation, secured by
equipment, interest at 8%, due in 36 monthly installments
including principal and interest of $5,218.11
beginning February 1, 2006 (Note 19)                                 154,093
                                                                ------------

                                                                     806,120
          Less: Current Portion                                     (595,900)
                                                                ------------
                                                                $    210,220
                                                                ============

 Maturities of long-term debt for the next five years ending October 31, are as follows:

                  2007              $ 795,400
                  2008                164,808
                  2009                 45,412
                  2010                      -
                  2011                      -
                  Thereafter                -
                                  ------------
                                  $ 1,005,620
                  Less discount      (199,500)
                                  ------------
                                  $   806,120
                                  ============

11. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The following securities were not included in the calculation of diluted earnings per share because their effect was anti-dilutive:

The following reconciles the components of the EPS computation:

                                                          2006           2005
                                                          ----           ----
Basic (loss) per share computation Numerator:
  Net loss                                             $ (830,922)   $ (618,587)

Denominator:
  Weighted average common shares outstanding           59,702,976    52,080,759
Basic (loss) per share                                 $    (0.01)   $    (0.01)

Diluted (loss) per share Numerator:
  Net loss                                             $ (830,922)   $ (618,587)

Denominator:
  Weighted average common shares outstanding           59,702,976    52,080,759
Diluted (loss) per share                               $    (0.01)   $    (0.01)

12. ASSET RETIREMENT OBLIGATION

As described in Note 1, effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                           Nine months Ended  Nine months Ended
                                           October 31, 2006    October 31, 2005
                                           -----------------  -----------------

  Asset retirement obligation
   beginning balance                         $     96,756          $   86,799
    Liabilities incurred                               --               3,026
    Liabilities settled                                --                  --
    Accretion expense                               5,198               5,198
                                             ------------         -----------
  Asset retirement obligation ending balance $    101,954          $   95,023
                                             ============         ===========

13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:



                               Outstanding   Granted   Exercised  Outstanding
                     Exercise  January 31,     or         or      October 31,   Expiration
                      Price       2006     (Cancelled)  Expired       2006        Date
                     --------  ----------- ----------- ---------  ------------  ----------

Warrants             $  0.50     714,286          --         --      714,286     10/01/07



14.  OPERATING LEASES

The Company currently has three operating leases. The Company leases a compressor for the Laurel County Kentucky gathering system at $4,304 per month through April 2006 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of October 31, 2006 under noncancellable leases are as follows: 2007 - $3,583; 2008 - $5,375; 2009 - $3,779; 2010 - $3,634; and 2011 - $909.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the nine months ended October 31, 2006.

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

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the nine months ended October 31, 2006 and 2005 was $27,700 for 799,105 shares and $135,750 for 504,133 shares respectively.

19. EQUIPMENT HELD FOR SALE

In Jauary 2006, the Company purchased equipment from a private party financed by a promissory note held by the seller. Subsequently the Company determined that the equipment did not meet the specifications that had been represented by the seller and ceased making monthly payments on the promissory note. The Company has returned the equipment to the seller and is awaiting the final release from the seller.

20.  PIPELINE ASSETS

The Company owns certain pipeline assets in Kentucky valued at approximately $0.7 million. During the quarter ended July 31, 2006 the Company began to experience excessive levels of nitrogen in the gas transported on this pipeline, which made the gas transported unsellable. As of December 2006, the Company is still exploring and evaluating its options to return these pipeline assets to service and expects the value of these pipeline assets to be fully recoverable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2006, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  ------

Oil and Gas Sales                   D         Decrease in gas production and
                                              lower gas prices.

General and Administrative Expense  D         The Company used less consultants
                                              during the nine months ended
                                              October 31, 2006 than in the
                                              comparable period last year.

Depreciation, Depletion and         I         Addition of more wells and
Amortization                                  increase in production  costs per
                                              MCFE partially offset by lower
                                              production volume.

Interest Expense                    I         July 2006 loan from Dutchess
                                              Private Equities Fund L.P. in the
                                              amount of $550,000 and
                                              amortization of the associated
                                              loan discount.

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

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2006:

      Cash used in operations                                $  (403,177)
      Exploration and development of oil and gas properties     (216,817)
      Sale of oil and gas properties                             200,000
      Purchase of equipment                                     (126,497)
      Loans from Company's President, George Shaw                138,849
      Sale of common stock                                       132,313
      Loan from unaffiliated party                               500,000
      Repayment of loans                                        (156,688)
      Settlement payments                                       (650,000)
      Cash on hand at February 1, 2006                           580,109

    The following is an explanation of the Company's material sources and (uses) of cash during the nine months ended October 31, 2005:

      Cash provided by operations                             $  104,260
      Exploration and development of oil and gas properties     (912,280)
      Sale of oil and gas properties                              28,535
      Purchase of equipment                                     (578,209)
      Loans from the Company's President, George Shaw            173,468
      Sale of common stock                                       737,933
      Loan from unaffiliated party                               337,587
      Repayment of loans                                         (10,647)
      Cash on hand at February 1, 2005                           119,353

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

      The $650,000 paid during the nine months ended October 31, 2006 represented seven of the required installment payments.

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

      As of December 15, 2006 the Company had received $281,792 from the sale of 2,950,115 shares of common stock under the equity line of credit.

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

      Other than payments due on promissory notes (as discussed in Note 10 to the financial statements included as part of this report) the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas prices. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


2.   Recent Sales of Unregistered Securities
--------------------------------------------

      During the nine months ended October 31, 2006 the Company:

     o issued 800,000 shares of its common stock to Dutchess Private Equities as consideration for extending a $550,000 loan to the Company.
     o issued 10,433,333 shares of its common stock to George Shaw as payment of $313,000 owing to Mr. Shaw.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the shares described above.

      All other shares issued during the nine months ended October 31, 2006 were covered by registration statements filed with the Securities and Exchange Commission.

6.   Exhibits
     --------

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2006.


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