Form 10KSB
period 2007-01-31
ENERGAS RESOURCES INC
filed 2007-06-18
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2007
                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                               73-1620724
         ------------------------              ---------------------------
         (State of incorporation)           (IRS Employer Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                   73105
   ---------------------------------------               --------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (405)-879-1752 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

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
                                     YES          NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2007 were $644,360.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                     Yes [ ]       No [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, (50,310,940 shares) based upon the closing price of the Company's common stock on June 1, 2007 was approximately $1,509,328.

As of June 1, 2007 the Company had 78,673,814 outstanding shares of common stock.

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

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

PRINCIPAL AREAS OF OPERATION

     The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming and the Appalachian Basin of Eastern Kentucky.

     As of April 30, 2007 the Company had 4 gas wells in the Arkoma Basin which were producing approximately 422 Mcf of gas per day.

      The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of April 30, 2007, the Company's two wells in the Rusty Creek Prospect produced approximately 9 barrels of crude oil per day.

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

      Since August 2003 the Company has completed an additional 39 wells in eastern Kentucky. In addition, the Company has acquired more leases in others areas of eastern Kentucky that contain multiple wells. As of April 30, 2007 the Company's wells in Kentucky were producing approximately 310 Mcf of gas per day and 6 barrels of oil per day.

      In January 2007 the Company signed an agreement to sell a majority of its Kentucky properties to an unrelated third party for approximately $1,700,000. The closing of the sale is expected to take place prior to June 30, 2007.

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                          Year Ended January 31,
                       -------------------------------------------------------------
                             2004            2005            2006           2007
                             ----            ----            ----           ----
                       Gross      Net   Gross     Net   Gross     Net   Gross    Net
                       -----      ---   -----     ---   -----     ---   -----    ---
Exploratory Wells (1):
  Productive:
   Oil                    --       --      --      --      --      --      --     --
   Gas                     1     .875       1    .137      --      --      --     --
   Nonproductive           1        1      --      --       1     .24      --     --

Development Wells (1):
  Productive:
   Oil                    --       --       1    .137       1    .137      --     --
   Gas                     6     5.25      27   9.625       3   2.625      --     --
  Nonproductive           --       --      --      --       1    .137      --     --

Total Wells (1):
  Productive:
   Oil                    --      --        1    .137       1    .137      --     --
   Gas                     7   6.125       28   9.762       3   2.625      --     --
  Nonproductive            1       1       --      --       2    .377      --     --


(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

      In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

      The following table shows, as of May 31, 2007, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


                 Productive Wells (1)    Developed Acreage   Undeveloped Acreage (2)
                 Gross         Net       Gross         Net     Gross          Net
                 -----         ---       -----         ---     -----          ---

   Oklahoma          4         1.5       1,920         998        --           --
   Wyoming           2         .71          80          29     1,680          599
   Kentucky         74        63.7       1,660       1,441    13,642       11,937
                    --      ------       -----       -----    ------       ------
       Totals       80       65.91       3,660       2,468    15,322       12,536
                    ==       =====       =====       =====    ======       ======


(1) The wells in Oklahoma and Kentucky are gas wells and the wells in Wyoming are oil wells.

(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of May 31, 2007 the status of Company's gross acreage.

                              Held by Production     Not Held by Production
                              ------------------     ----------------------

      Oklahoma                       1,920                      --
      Wyoming                          640                   1,120
      Kentucky                      11,660                   3,642

      If the Company completes the sale of its Kenutucky properties, the Company's producing wells, Developed Acreage, Undeveloped Acreage, and Gross Acreage in Kentucky would be shown below:

            Productive Wells    Developed Acreage    Undeveloped Acreage
            ----------------    -----------------    -------------------
            Gross        Net    Gross         Net    Gross           Net
            -----        ---    -----         ---    -----           ---

              6          4.7     240          204    3,062          2,684


                                        Gross Acreage
                        ----------------------------------------------
                        Held by Production      Not Held by Production
                        ------------------      ----------------------

                               1,680                     1,622

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                   Year Ended January 31,
                                -----------------------------
Production Data:                2005        2006         2007
                                ----        ----         ----
   Production -
      Oil (Bbls)                4,008       2,962        1,417
      Gas (Mcf)               106,276     130,748       97,836
   Average sales price -
      Oil (Bbls)            $   39.06   $   50.16    $   47.67
      Gas (Mcf)             $    5.33   $    7.96    $    6.04
   Average production
       costs per MCF        $    2.49   $    3.49    $    4.23

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

                                               January 31,
                        -------------------------------------------------------
                              2005               2006               2007
                        ---------------     ---------------    ---------------
                         Oil        Gas     Oil      Gas       Oil        Gas
                        (Bbls)     (Mcf)   (Bbls)    (Mcf)    (Bbls)     (Mcf)
                        ------     -----   ------    -----    ------     -----

Proved reserves         30,398  2,181,471  41,180  1,764,909  22,143  1,942,040
Estimated future net
 cash flows from
 proved oil and
 gas reserves               $7,164,199        $8,227,331          $7,383,384

Present value of future net
  cash flows from proved
  oil and gas reserves      $4,337,635        $4,992,059          $4,416,660

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

      If the Company completes the sale of its Kentucky properties, the present value of its estimated future net cash flows from proved oil and gas reserves, as of January 31, 2007, would be approximately $3,900,000.

GOVERNMENT REGULATION

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which the Company plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

      The Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from natural gas properties is sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation is not affected by the Decontrol Act.

      The Company's sales of natural gas will be affected by intrastate and interstate gas transportation regulations which are designed to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. Pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service.

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

      The Company's sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. FERC regulates interstate transportation rates and adjusts these rates annually based on the rate of inflation, subject to certain conditions and limitations. Every five years, the FERC examines the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry. The Company is not able to predict with certainty what effect, if any, these federal regulations or the periodic review of the index by the FERC will have.

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

COMPETITION AND MARKETING

      The Company will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

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

      The Company does not refine or otherwise process crude oil and condensate production. Substantially all of the crude oil and condensate production from the Company's well is sold at posted prices under short-term contracts, which is customary in the industry.

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

      The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas produced and sold from the Company's wells.

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

         As of April 30, 2007, the Company employed 10 people. The Company's employees work in management, engineering, geology, land and legal and accounting. In addition, 5 contract workers were responsible for the supervision and operation of the Company's field activities and providing well services.

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

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not Applicable

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
----------------------------------------------------------------------------
         OTHER SHAREHOLDER MATTERS.
         --------------------------

      The Company's common stock is listed on the OTC Bulletin Board under the symbol EGSR. The following table shows the high and low sale prices of the Company's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                             Closing Sale Price
                                                 Common Stock
            Quarter Ended                    High            Low
            -------------                    ----            ---

            April 30, 2004                   $0.52          $0.21
            July 31, 2004                    $0.60          $0.36
            October 31, 2004                 $0.80          $0.48
            January 31, 2005                 $0.77          $0.42

            April 30, 2005                   $0.32          $0.30
            July 31, 2005                    $0.28          $0.27
            October 31, 2005                 $0.40          $0.38
            January 31, 2006                 $0.57          $0.54

            April 30, 2006                   $0.44          $0.40
            July 31, 2006                    $0.14          $0.13
            October 31, 2006                 $0.08          $0.07
            January 31, 2007                 $0.04          $0.03

      As of May 31, 2007 there were were approximately 1,400 holders of the Company's common stock.

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

      During the year ended January 31, 2007 neither the Company, any officer or director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

Other Shares Which May Be Issued

      As of May 31, 2007 the Company had 78,673,814 outstanding shares of common stock.

      The following table lists additional shares of the Company's common stock which may be issued as the result of the exercise of outstanding options and warrants:

                                                        Number of      Note
                                                          Shares     Reference
                                                        ---------    ---------

   Shares issuable upon exercise of warrants:             714,286         A

   Shares issuable pursuant to Equity Line of Credit      Unknown         B

A. In September 2005 the Company sold 714,286 shares of common stock and 714,286 warrants to one private investor for $200,000. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.50 per share. The warrants expire on September 30, 2007. As of April 30, 2007 none of the warrants had been exercised.

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

      As of January 31, 2007 the Company had received net proceeds of $1,027,339 from the sale of 1,847,508 shares of common stock under the equity line of credit. However, before Energas can request any additional drawdowns Energas must file a new registration statement with the Securities and Exchange Commission so that additional shares are available for sale to Dutchess Private Equities under the equity line of credit.

      The shares referred to in Notes A and B are being, or will be, offered for public sale by means of separate registration statements which have been filed with the Securities and Exchange Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATION
         ------------

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

                                    Year Ended January 31,
                                ------------------------------
Production Data:                2005        2006         2007
                                ----        ----         ----
   Production -
      Oil (Bbls)                4,008       2,962         1,417
      Gas (Mcf)               106,276     130,748        97,836
   Average sales price -
      Oil (Bbls)             $  39.06    $  50.16      $  47.67
      Gas (Mcf)              $   5.33    $   7.96      $   6.04
   Average production
       costs per MCF         $   2.49    $   3.49      $   4.23

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

      Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of the wells and the value of the oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of the Company's operations and activities, recoupment of the costs of acquiring, developing and producing the wells and profitability. The Company is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

    In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale is expected to close by June 30, 2007 and the $357,000 received has been recorded as a deposit as of January 31, 2007.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

YEAR ENDED JANUARY 31, 2007

    Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2007, as compared to the year ended January 31, 2006, are discussed below:

                        Increase (I)
Item                   or Decrease (D) Reason
----                   --------------- ------

Oil and Gas Sales              D       Decrease in gas and oil prices and
                                       production
Lease Operating Expenses       D       Reduction in production offset by higher
                                       repair and maintenance expenses
Pipeline and Gathering
 Expense                       D       Reduced production
General and Adiminstrative     D       Reduction in number of employees and
                                       professional fees
Property Impairment            D       As of January 31, 2006 the Company's
                                       investment in its proved developed oil
                                       and gas properties exceeded the present
                                       value of the future net cash flows from
                                       these properties by $520,048. Under
                                       generally accepted accounting principles,
                                       the net carrying value of proved natureal
                                       gas and oil properties cannot eceed the
                                       discounted future net cash flows from
                                       these properties. Accordingly, $520,048
                                       was recorded as additional depreceiation
                                       and amortization during fiscal 2006. As
                                       of January 31, 2007 the Company's
                                       investment in its proved developed oil
                                       and gas  properties  also exceeded the
                                       present value of the future net cash
                                       flows from these properties, but the
                                       difference  was  not as large as in the
                                       previous year.
Interest Expense              I        Increase in interest bearing liabilities
                                       and amortization of loan discount

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

Lease Operating Expense       I        Increase in production  and  operating
                                       costs for gas gathering system

Depreciation, Depletion       I        As of January  31,  2006  the  Company's
   and Amortization                    investment in its proved developed  oil
                                       and gas properties exceeded the present
                                       value of the future net cash flows from
                                       these properties by approximately
                                       $520,048. Under generally accepted
                                       accounting principles, the net carrying
                                       value of proved natural gas and oil
                                       properties cannot exceed the discounted
                                       future net cash flows from these
                                       properties. Accordingly, $520,048 was
                                       recorded as additional depreciation and
                                       amortization during the year.

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

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and (uses) of cash during the year ended January 31, 2007 were:

      Cash used in operations                               $   (146,940)
      Development of oil and gas properties                     (219,167)
      Sale of oil and gas properties in Kentucky and Kansas      400,000
      Purchase of equipment                                     (124,293)
      Loans from related parties                                 214,288
      Sale of common stock                                       132,313
      Loan from Dutchess Private Equities                        500,000
      Repayment of debt                                         (156,688)
      Settlement payments to former joint venture partner       (650,000)
      Cash on hand at February 1, 2006                            50,487

     The Company's material sources and (uses) of cash during the year ended January 31, 2006 were:

      Cash used in operations                              $   (  74,719)
      Borrowing from related parties                             205,682
      Sale of common stock                                     2,169,773
      Repayment of notes                                         (10,647)
      Loan proceeds                                            1,269,087
      Sale of oil and gas properties                              28,535
      Purchase of equipment and oil and gas properties        (3,195,628)

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

     In September 2004 Energas entered into an equity line of credit agreement with Dutchess Private Equities. Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide Energas with up to $10,000,000 prior to September 24, 2007. See Item 5 of this report for more information concerning the equity line.

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

    On July 27, 2006 Energas borrowed $500,000 from Dutchess Private Equities. In consideration for the loan Energas agreed to pay Dutchess $650,000 no later than July 26, 2007. The $150,000 difference between the amount borrowed and the amount Energas was required to repay was treated as loan discount which will be amortized to interest expense over the life of the loan. As further consideration for the loan, Energas issued 800,000 shares of its common stock to Dutchess. The 800,000 shares were valued at $116,000 and treated as an additional loan discount that will be amortized to interest expense over the term of the loan. Prior to April 30, 2007 Energas used the amounts received from sales of common stock under the Equity Line of Credit to repay this loan. In June 2007 the loan to Dutchess Private Equities was paid in full.

    In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale is expected to close by June 30, 2007 and the $357,000 received has been recorded as a deposit as of January 31, 2007.

Contractual Obligations

      Except as shown in the following table, as of January 31, 2007, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of January 31, 2007 are as follows:

                        Total             2007           2008-2009
                        -----             ----           ---------

Notes payable         $776,877         $668,575 (1)   $         --
Operating leases        13,697            9,154             13,697
                    ----------       ----------           --------
                      $790,574         $677,729            $13,697
                      ========         ========            =======

(1) Includes $468,571 that was payable to Dutchess Private Equities. In June 2007 the Company paid this loan in full.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

      See the financial statements attached to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

ITEM 8B.  OTHER INFORMATION
----------------------------

      Not Applicable

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------

      The Company's executive officers and directors are listed below. The Company's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. The Company's executive officers are elected by our board of directors and serve at its discretion.

Name                 Age      Position
----                 ---      --------

George G. Shaw       76       President, Principal Financial Officer, Principal
                              Accounting Officer and a Director
G. Scott Shaw        36       Vice President, Secretary and a Director

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

      The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. The Company does not have a financial expert as a member of its Board of Directors. None of the Company's directors are independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange.

      The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.energasresources.com

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

      The following table shows the compensation during the three years ended January 31, 2007, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2007.
                                                               All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards   sation
     Position        Year    (1)      (2)     (3)     (4)      (5)       Total
------------------  ------  ------   -----   ------  ------   -------    -----

George Shaw,         2007  $36,000  $4,500   $5,200      --        --   $45,700
 President           2006  $36,000      --  $18,500                --   $54,500
                     2005  $36,000      --       --      --        --   $36,000

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services calculated in accordance with FAS 123R.
(4) The amount recognized for financial statement reporting purposes and calculated in accordance with FAS 123R, for options awarded during the year.
(5) All other compensation received that the Company could not properly report in any other column of the table.

    The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2008, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                Proposed              Time to Be Devoted
Name                          Compensation            To Company's Business

George G. Shaw                   $78,000                      100%
G. Scott Shaw                    $66,000                      100%

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2007. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.
                                                            Number of Securities
                                                            Remaining Available
                             Number                         For Future Issuance
                          of Securities                         Under Equity
                          to be Issued   Weighted-Average   Compensation Plans
                          Upon Exercise  Exercise Price of (Excluding Securities
                          of Outstanding  of Outstanding        Reflected in
Plan Category               Options  [a]      Options           Column (a))
--------------------------------------------------------------------------------

Incentive Stock                 --             --              2,000,000
   Option Plan
Non-Qualified Stock
   Option Plan                  --             --                750,000

     The following table provides information as of April 30, 2007 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.


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

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2007:

Incentive Stock Options
-----------------------
                                                                    Options
 Shares Subject        Exercise    Date of       Expiration      Exercised as of
    To Option           Price       Grant      Date of Option     June 30, 2005
---------------        --------    -------     --------------    --------------


                                      None.

Non-Qualified Stock Options
---------------------------

                                                                     Options
 Shares Subject        Exercise    Date of       Expiration      Exercised as of
    To Option           Price       Grant      Date of Option     June 30, 2005
---------------        --------    -------     --------------    --------------

    250,000              $0.32     6-30-03         7-15-05           250,000

Stock Bonuses
-------------

     Name             Shares Issued as Stock Bonus (1)   Date Issued
     ----             --------------------------------   -----------

George Shaw                     100,000                   10/30/03
Scott Shaw                      100,000                   10/30/03
Employees and consultants     1,536,981                   various dates
                              ---------
                              1,736,981

(1) In October 2006 the Company issued 150,000 shares of its common stock to George Shaw and 150,000 shares to Scott Shaw for services rendered. However the shares issued in October 2006 were not issued pursuant to the Company's Stock Bonus Plan.

Other Warrants and Convertible Securities

      See Item 5 of this report for information concerning other outstanding options and warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table shows the ownership of the Company's common stock as of April 30, 2007 by (i) each person who is known to the Company to be the beneficial owner of more than 5% the Company's common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the executive officers and directors of the Company, except that George G. Shaw is the father of G. Scott Shaw. For purposes of the table, the number of shares and percent of ownership of the common stock that the named person beneficially owns includes shares that the person has the right to acquire on or before June 30, 2006 from the exercise of stock options or otherwise.

                                                  Shares          Percent of
                                                Beneficially      Outstanding
Name and address                                   Owned             Shares
----------------                                ------------      -----------

George G. Shaw                                   18,701,689            24%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                                    868,385                1%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

                                                  Shares          Percent of
                                                Beneficially      Outstanding
Name and address                                   Owned             Shares
----------------                                ------------      -----------

Terry R. and Marguerite S. Tyson               8,792,800               11%
16250 County Rd. U
Lipscomb, TX  79056-6304

Executive Officers and Directors as a group   19,870,074               25%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

      The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George Shaw, the owner of the building. During the years ended January 31, 2007, 2006 and 2005 the Company paid rent of $49,400, $45,600 and $45,600, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2007, 2006 and 2005 Energas Pipeline Company received $16,820, $14,495 and $14,322, respectively, for operating the gathering system.

      As of April 30, 2005 the Company had borrowed $305,350 from George Shaw. These loans were non-interest bearing, unsecured, and did not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations. In May 2005 Mr. Shaw converted the $305,350 owed to him into 1,221,400 restricted shares of the Company's common stock.

      As of September 30, 2006 the Company had borrowed $313,000 from George Shaw. These loans were non-interest bearing, unsecured, and did not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations. In October 2006 Mr. Shaw converted the $313,000 owed to him into 10,433,333 restricted shares of the Company's common stock.

      As of April 30, 2007 the Company had borrowed $57,311 from Mr. Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations.

      The Company believes that the rent paid to Mr. Shaw and the terms of the other transactions between the Company and its officers and directors discussed above were fair and reasonable and were upon terms as least as favorable as the Company could have obtained from unrelated third parties.

      In September 2003 the Company agreed to sell 2,000,000 shares of its common stock to Terry Tyson, now a principal shareholder of the Company, for $0.15 a share. For each share purchased the Company agreed to issue one warrant to Mr. Tyson. For each warrant exercised, the Company agreed to issue a second warrant to Mr. Tyson. Each warrant entitled Mr. Tyson to purchase one share of the Company's common stock at a price of $0.20 per share at any time on or before December 31, 2004 and at a price of $0.30 per share at any time after December 31, 2004. All warrants expired on September 30, 2005. As of April 30, 2007 Mr. Tyson had purchased 2,000,000 shares from the Company and had exercised 4,000,000 warrants. Since May 2004 Mr. Tyson has purchased additional shares of the Company's common stock in open market transactions or from other shareholders in privately negotiated transactions.

      During the six months ended June 30, 2004, the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to January 31, 2006. As of January 31, 2007 warrants to purchase 3,506,000 shares had been exercised and the remaining warrants had expired. Terry Tyson purchased 600,000 shares of common stock and 600,000 warrants in this offering, of which 120,000 warrants were exercised.

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

3.3   Certificate of Domestication in Delaware                         *

4.1   Form of Certificate of Common Stock                              *

4.6   Escrow Amendment Agreement among Registrant,  Pacific
       Corporate Trust Company, Energas Corporation and
       Energas Pipeline Company                                        *

4.7   Escrow Agreement, dated September 20, 1991, among
       Registrant,  Pacific Corporate Trust Company, Energas
       Corporation and Energas Pipeline Company                        *

Exhibit
  No.       Description of Exhibit                                Page Number
-------     ----------------------                                -----------

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Murrell, Hall, McIntosh & Co., PLLP served as the Company's independent public accountants during the fiscal years ended January 31, 2007 and 2006. The following table shows the aggregate fees billed to the Company during the years ended January 31, 2007 and 2006 by Murrell, Hall, McIntosh & Co., PLLP.

                                                  2007           2006
                                                  ----           ----

      Audit Fees                            $71,959.50     $75,831.35
      Audit-Related Fees                           --           --
      Financial Information Systems                --           --
      Design and Implementation Fees               --           --
      Tax Fees                                     --           --
      All Other Fees                               --           --

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

                             ENERGAS RESOURCES, INC.

                              FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. and its subsidiaries as of January 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energas Resources, Inc. and its subsidiaries as of January 31, 2006, and the consolidated results of its operations and its consolidated cash flows for the years ended January 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Murrell, Hall, McIntosh & Co., PLLP

June 7, 2007
Oklahoma City, Oklahoma

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2007

                                     ASSETS

Current Assets
 Cash                                                        $  529,622
 Accounts receivable                                             68,911
 Prepaid expenses                                                   400
 Assets held for sale, net of impairment of $282,737          1,535,000
                                                             -----------
 Total Current Assets                                         2,133,933
                                                             -----------
Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                            5,202,576
 Unproved properties                                            144,483
 Pipelines                                                    1,028,101
                                                             -----------
                                                              6,375,160

 Less accumulated depreciation, depletion, and
   amortization, including impairment of $682,459            (2,208,931)
                                                             -----------
                                                              4,166,229
 Other, net of accumulated depreciation of $57,726O              39,597
                                                             -----------
                                                              4,205,826
                                                             -----------
                                                             $6,339,759
                                                             ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                          499,855
 Deposits held on assets held for sale                          357,000
 Due to shareholders and related parties                         90,612
 Other current liablilites                                       11,992
 Current notes payable                                          643,877
                                                             -----------
 Total Current Liabilities                                    1,603,336
                                                             -----------
Asset Retirement Obligation                                     103,686

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
  authorized 74,472,914 shares issued and
  outstanding at January 31, 2007                                74,473
 Additional paid in capital                                  18,872,326
 Retained (deficit)                                         (14,314,062)
                                                           -------------
Total Stockholders' Equity                                    4,632,737
                                                           -------------
Total Liabilities and Stockholders' Equity                 $  6,339,759
                                                           =============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year ended
                                               January 31,
                                   ------------------------------------
                                          2007             2006
                                   ------------------------------------

  Revenue
   Oil and gas sales                $    630,529        $ 1,183,118
   Pipeline revenue                       13,831             14,134
                                   --------------      -------------
   Total Revenue                         644,360          1,197,252

  Operating Expenses
   Lease operating expense               258,583            292,047
   Pipeline and gathering expense        173,824            225,487
   General and administrative
    expense                              739,164          1,141,348
   Depreciation, depletion and
    amortization                         334,535            545,662
                                   --------------      -------------
   Total Operating Expenses            1,506,106          2,204,544
                                   --------------      -------------

  Operating (Loss)                      (861,746)        (1,007,292)
                                   --------------      -------------
  Other (Expenses) Income
   Other income                              703                347
   Settlement expense                    (20,000)           (21,500)
   Property impairment                  (445,148)          (520,048)
   Loss on disposal of asset             (30,907)                 -
   Interest expense                     (159,184)           (35,008)
                                   --------------      -------------
   Total Other (Expense)                (654,536)          (576,209)
                                   --------------      -------------
  Net (Loss) before Income Taxes      (1,516,282)        (1,583,501)

  Provision for income taxes                   -                  -
                                   --------------      -------------
  Net (Loss)                       $  (1,516,282)      $ (1,583,501)
                                   ==============      =============

  Net (Loss) per Share, Basic and
  Diluted                          $       (0.02)      $      (0.03)
                                   ==============      =============

  Weighted average of number of
  shares outstanding                  63,129,982         52,513,509
                                   ==============      =============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JANUARY 31, 2007 AND
                                JANUARY 31, 2006

                                               Common Stock             Additional                        Total
                                          ---------------------          Paid-In       Accumulated     Shareholders'
                                          Shares         Amount          Capital         Deficit          Equity
                                          ------         ------          -------       -----------     -------------


Balance, January 31, 2005               49,660,635    $   49,661      $ 14,965,173   $ (11,214,279)   $  3,800,555

Net loss                                         -             -                 -      (1,583,501)     (1,583,501)

Stock issued for equity line of credit     629,912           630           224,503               -         225,133
Options exercised for common stock          40,000            40            12,760               -          12,800
Warrants exercised for common stock      2,251,000         2,251         1,123,249               -       1,125,500
Private placement of stock               2,492,286         2,492           803,848               -         806,340
Conversion of notes payable to stock     1,250,000         1,250           473,750               -         475,000
Conversion related party note payable
 to stock                                1,304,000         1,304           324,696               -         326,000
Stock issued for consulting services       100,000           100            39,900               -          40,000
Employee stock plan                        504,133           504           135,246               -         135,750
                                      -------------   -----------    --------------    ------------   -------------
Balance, January 31, 2006               58,231,966        58,232        18,103,125     (12,797,780)      5,363,577

Net loss                                         -             -                 -      (1,516,282)     (1,516,282)

Stock issued for equity line of credit     257,810           258           132,055               -         132,313
Stock issued for loan repayment          3,696,032         3,696           177,733               -         181,429
Stock issued for loan discount             800,000           800           115,200               -         116,000
Stock issued for consulting services       254,668           255            14,745               -          15,000
Conversion of related party notes
 payable to stock                       10,433,333        10,433           302,567               -         313,000
Employee stock plan                        799,105           799            26,901               -          27,700
                                      -------------   -----------    --------------    ------------   -------------
Balance, January 31, 2007               74,472,914    $   74,473     $  18,872,326    $(14,314,062)   $  4,632,737
                                      =============   ===========    ==============   =============   =============


           See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ended
                                                             January 31,
                                                     ---------------------------
                                                         2007           2006
                                                     ---------------------------

Cash Flows From Operating Activities
 Net (Loss)                                        $ (1,516,282)   $ (1,583,501)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
 Depreciation, depletion and amortization               334,535         545,662
 Property impairment                                    445,148         520,048
 Loss on disposal of asset                               30,907               -
 Amortization of loan discount                          133,000               -
 Stock issued for salaries                               27,700         135,750
 Stock issued for consulting                             15,000          40,000
 (Increase) Decrease in
   Accounts receivable                                  123,445          20,856
   Prepaid expense                                        8,084          (8,484)
 Increase (Decrease) in
   Accounts payable and accrued expenses               (112,407)        227,907
   Deposits held                                        357,000
   Other assets                                               -          17,086
   Asset retirement obligation                            6,930           9,957
                                                  --------------  --------------
 Net Cash Flows (Used By) Operating Activities
                                                       (146,940)        (74,719)

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                (219,167)     (2,044,420)
 Sale of oil and gas properties                         400,000          28,535
 (Purchase of) property and equipment                  (124,293)     (1,151,208)
                                                  --------------  --------------
 Net Cash Provided By (Used By) Investing Activities     56,540      (3,167,093)

Cash Flows from Financing Activities
 Advances from related parties and stockholders         214,288         205,682
 Aale of common stock                                   132,313       2,169,773
 Loan proceeds                                          500,000       1,269,087
 Payments on notes payable                             (156,688)        (10,647)
 Settlement payments                                   (650,000)              -
                                                  --------------  --------------
 Net Cash Provided By Financing Activities               39,913       3,633,895

Increase (Decrease) in Cash                             (50,487)        392,083
Cash at Beginning of Year                               580,109         188,026
                                                  --------------  --------------
Cash at End of Period                             $     529,622   $     580,109
                                                  ==============  ==============

Supplemental Information:
 Interest Paid in Cash                            $      36,878   $       7,264

 Non-Cash Transactions:
 Debt converted into 10,433,333
  and 2,554,000 shares of common stock            $     313,000   $     801,000
 Advances from shareholder settled for
   40,000 options for common stock                $           -   $      12,800
 Stock issued for salaries                        $      27,700   $     135,750
 Stock issued for consulting                      $      15,000   $      40,000
 Asset Retirement Obligation                      $       3,465   $       8,224
 Stock issued for payments on notes payables      $     181,429   $           -

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2007 AND 2006

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. The Company is also in the process of selling certain assets to provide cash resources that are necessary to continue the operations of the Company (Note 5). As of January 31, 2007, the Company had incurred losses for the years ended January 31, 2007 and 2006 of $(1,516,282) and $(1,583,501), respectively. The
Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2007 and 2006, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Since no options were granted, modified or settled during fiscal 2007, there was no stock-based compensation expense included in net income for the year ended January 31, 2007.

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

New Accounting Pronouncements - In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. Our financial position, results of operations or cash flows were not materially impacted by implementation of FIN 47.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and it did not have a material impact on the Company's financial statements when adopted

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on February 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on February 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on January 31, 2007 and the adoption of SFAS No. 158 did not have a material impact to the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

As of January 31, 2007 the Company had entered into a sales agreement for the sale of all Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 as result of this sales agreement of which $200,000 represented the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the properties, gathering systems, and equipment. The assignment of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sales transaction is expected to close during the fiscal year ending January 31, 2008 and the $357,000 received has been recorded as a deposit as of January 31, 2007. In addition the Company has recorded an impairment of these assets of $82,737 as of January 31, 2007 based on the estimated fair value of these assets that are held for sale. These assets are classified on the balance sheet as properties held for sale at January 31, 2007.

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of January 31, 2007, the Company has drawn a sum of $1,027,339, which was repaid by the issuance of 3,488,586 shares of the Company's common stock.

7.  PROMISSORY NOTE

On July 26, 2006 the Company borrowed $500,000 under a promissory note agreement. The face value of the note is $650,000 and does not bear interest. Accordingly the Company has recorded a discount of $150,000 to the face value of the note and the discount will be recognized as interest expense over the one-year term of the note.

Monthly payments of $30,000 and $40,000 were made in August and September 2006, respectively. In September 2006 the monthly payments increased to the greater of $55,000 or the amount of the monthly proceeds under the equity line of credit agreement (Note 6). Monthly payments will continue until the full principal amount has been paid or the maturity date of the note, July 26, 2007 at which time all unpaid principal balances are due.

As additional consideration the Company issued 800,000 of restricted common stock valued at $116,000. The value of the common stock has been recorded as an additional discount to the value of the promissory note, which will be recognized as interest expense over the term of the note.

During the year ended January 31, 2007 proceeds of $106,779 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of $133,000 for the year ended January 31, 2007 is included in interest expense.

The promissory note is secured by substantially all of the assets of the Company.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the years ended January 31, 2007 and 2006, these sales were approximately $156,000 and $199,000 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the years ended January 31, 2007 and 2006 was approximately $2,835 and $1,887, respectively.

The Company's offices ares occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George G. Shaw, the Company's President and owner of the building. During the years ended January 31, 2007 and 2006 the Company paid rent of $49,400 and $45,600, respectively.

George C. Shaw, the Company's President, owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2007 and 2006 Energas Pipeline Company received $16,820 and $14,495, respectively, for operating the gathering system.

On August 12, 2005 George G. Shaw, the Company's President, converted $326,000 which he had loaned to the Company into 1,304,000 restricted shares of the Company's common stock.

On October 10, 2006 George G. Shaw, the Company's President, converted $313,000 which he had loaned to the Company into 10,433,333 restricted shares of the Company's common stock.

9. INCOME TAXES

As of January 31, 2007, the Company has approximately $11,825,000 of net operating losses expiring through 2027 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2007, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $4,553,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the provision (benefit) for income taxes with the amounts determined by applying the U.S. federal income tax rate to income before income taxes is as follows:

                                                         Year Ended January 31
                                                          2007          2006
                                                     ---------------------------
Computed at the federal statutory rate of 34%           $ (448,000)  $ (538,000)
State tax (benefit) at statutory rates                     (59,000)     (95,000)
Change in valuation allowance                               507,000      633,000
                                                     ---------------------------
Income tax expense                                          $     -      $     -

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          As of January 31
                                                          2007          2006
                                                     ---------------------------
Deferred tax liabilities - timing in full cost pool     $ (404,000)  $ (309,000)
Deferred tax assets - net operating losses                4,476,000    3,874,000
Valuation allowance for deferred tax assets             (4,072,000)  (3,565,000)
                                                     ---------------------------
Net deferred tax assets                                    $     -     $      -

The valuation allowance increased $507,000 and $633,000 for the years ending January 31, 2007 and 2006, respectively.

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

10.  LONG-TERM DEBT

The Company has the following notes payable as of January 31, 2007

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and 1/4 %,
(9.5% at January 31, 2007), monthly interest payments
starting November 5, 2005 and monthly principal
payments of $16,667 starting on February 5, 2006,
maturing July 5, 2008                                           $ 308,306

Note payable to a private equity fund, secured by oil
and gas properties, net of loan discount of $133,000,
variable monthly payments due starting on August 31,
2006 , maturing July 26, 2007                                     335,571
                                                                ---------
                                                                  643,877
                                                                ---------
          Less: Current Portion                                  (643,877)
                                                                ---------

                                                                $      --
                                                                =========

As of January 31, 2007 the Company was in default of the terms of the bank note payable and accordingly the amounts due under this note payable have all been classified as a current liability.

Maturities of long-term debt for the next five years ending January 31, are as follows:

                  2008              $ 643,877
                  2009                      -
                  2010                      -
                  2011                      -
                  2012                      -
                  Thereafter                -
                                 ------------
                                    $ 643,877
                                 ============

11. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The warrants for 714,286 common shares were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

The following reconciles the components of the EPS computation for the years ended January 31, 2007 and 2006:

                                                     2007              2006
                                                     ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                       $ (1,516,282)    $ (1,583,501)

Denominator:
  Weighted average common shares outstanding       63,129,982       52,513,509
Basic (loss) per share                           $      (0.02)    $      (0.03)

Diluted (loss) per share Numerator:
  Net loss                                       $ (1,516,282)    $ (1,583,501)

Denominator:
  Weighted average common shares outstanding       63,129,982       52,513,509
Diluted (loss) per share                         $      (0.02)    $      (0.03)

12. ASSET RETIREMENT OBLIGAITON

Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                              Year Ended        Year Ended
                                           January 31, 2007   January 31, 2006

  Asset retirement obligation beginning
        balance                           $     96,756          $   86,799
    Liabilities incurred                            --               3,026
    Liabilities settled                             --                  --
    Accretion expense                            6,931               6,931
                                          -------------        ------------
  Asset retirement obligation
    ending balance                       $     103,687       $   96,756
                                           =============       ==========

13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding   Granted   Exercised  Outstanding
         Exercise    January 31,     or         or       January 31,  Expiration
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

Additionally, the minimum annual rental commitments as of January 31, 2007 under noncancellable leases are as follows: 2008 - $5,375; 2009 - $3,779; 2010 - $3,634; and 2011 - $909.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the year ended January 31, 2007.

See Note 8 regarding sales to Related Parties.

16.  FINANCIAL INSTRUMENTS

The carrying amount of cash, receivables, deposits, accounts payable, and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts of notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

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

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the years ended January 31, 2007 and 2006 were $27,700 for 799,105 shares and $135,750 for 504,133 shares respectively.

19.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                          January 31, 2007
Natural gas and oil properties   Held for    Held for                  January
and                                 use        sale        Total       31, 2006
                                 -----------------------------------------------
  Related lease equipment:
  Proved                         $5,202,576  $1,165,433   $6,368,009 $6,545,443
  Unproved                          144,483           -      144,483    144,483
  Pipeline facilities             1,028,101     652,304    1,680,405  1,481,585
                                 ---------- ----------- ------------  ---------
                                  6,375,160   1,817,737    8,192,897  8,171,511

Accumulated depreciation,
  depletion and impairment       (2,208,931)  (282,737)  (2,491,668) (1,697,867)
                                 ---------- ----------- ------------  ---------
  Net capitalized costs          $4,166,229  $1,535,000  $5, 701,229  $6,473,644
                                 ========== =========== ============  ==========

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

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                             Years Ended January 31,
                                              2007             2006
                                              ----             ----

Acquisition of properties proved
 and unproved$                                     -     $ 1,000,000
Development costs                            219,167       1,044,420
Acquisition of pipelines                     124,293       1,151,208
                                      --------------     -----------
                                       $     343,460     $ 3,195,628
                                       =============     ===========

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended January 31, 2007 and 2006. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                 Years Ended January 31,
                                                   2007           2006
                                                   ----           ----

        Production revenues              $       630,529   $   1,183,118
        Production costs                        (432,407)       (517,534)
        Impairment of property                  (445,148)       (520,048)
        Depletion expense                       (273,184)       (432,593)
                                         ---------------     -----------
                                                (520,210)       (287,057)
        Imputed income tax provision (1)               -               -
                                         ---------------     -----------
        Results of operation for natural
         gas/oil producing activity       $     (520,210)    $  (287,057)
                                          ===============    ============

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

                                          Gas - mcf        Oil - bbls
                                        ---------------  ----------------
Proved reserves:
 Balance, January 31, 2005                 2,181,471         30,398
 Purchase of reserves-in-place                     -              -
 Improved recovery                                 -              -
 Extensions and discoveries                        -         13,744
 Revisions of previous estimates            (285,814)             -
 Production                                 (130,748)        (2,962)
                                        ---------------  ----------------
Balance, January 31, 2006                  1,764,909         41,180
                                        ---------------  ----------------
 Purchase of reserves-in-place
 Extensions and discoveries                        -
 Revisions of previous estimates             274,967        (17,620)
 Production                                 (97,836)         (1,417)
                                        ---------------  ----------------
     Balance, January 31, 2007            1,942,040          22,143
                                        ===============  ================
Proved developed reserves:
     Balance, January 31, 2006              875,876          33,959
     Balance, January 31, 2007              955,770          18,712

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended January 31, 2007 and 2006. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at January 31, 2007 and 2006, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

                                             Years Ended January 31,
                                              2007           2006
                                              ----           ----

Future production revenues (1)            $13,464,890    $15,629,436
Future production costs                    (3,847,860)    (4,468,354)
Future development costs                     (789,000)    (1,535,000)
                                        ------------- ----------------
Future cash flows before income taxes       8,828,030      9,626,082
Future income tax                          (1,444,646)    (1,398,751)
                                         ------------   ------------
Future net cash flows                       7,383,384      8,227,331
Effect of discounting future annual
    cash flows at 10%                      (2,966,724)    (3,235,272)
                                         ------------   ------------
Standardized measure of discounted
    net cash flows                       $  4,416,660   $  4,992,059
                                         ============   ============

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $6.06 per mcf and $47.82 per bbl at January 31, 2007 as compared to $7.84 per mcf and $55.80 per bbl at January 31, 2006.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2007 and 2006:

                                                  Years Ended January 31,
                                                   2006             2006
                                                   ----             ----
Standardized measure of discounted future
     net cash flows                             $ 4,416,660    $ 4,992,059
Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of
     $765,196                                     4,416,660      4,992,059
                                                ------------   ------------
Standardized measure of discounted future
    net cash flows in excess of net carrying
    value of proved natural gas & oil properties $        -     $        -
                                                =============  ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 2007.

                             ENERGAS RESOURCES, INC.


                                  By:  /s/ George G. Shaw
                                       --------------------------------------
                                       George G. Shaw, President, Principal
                                       Accounting Officer and Principal
                                       Financial Officer


      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Title                    Date

/s/ George G. Shaw
------------------------
George G. Shaw                      Director             June 15, 2007



/s/ G. Scott Shaw
------------------------
G. Scott Shaw                       Director             June 15, 2007

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS