Form 10KSB/A
period 2007-01-31
ENERGAS RESOURCES INC
filed 2007-06-19
CIK 1029402

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
                                                =============  ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of June 2007.

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

                                     Title                    Date

/s/ George G. Shaw
------------------------
George G. Shaw                      Director             June 19, 2007



/s/ G. Scott Shaw
------------------------
G. Scott Shaw                       Director             June 19, 2007

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS