Form 10QSB
period 2007-04-30
ENERGAS RESOURCES INC
filed 2007-06-19
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                73-1620724
----------------------------        -----------------------------------
  (State of incorporation)        (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
               --------------------------------------------------
                (Address of Principal Executive Office) Zip Code


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


As of June 15, 2007, the Company had 78,673,814 outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 April 30, 2007

                                     ASSETS

Current Assets
 Cash                                                      $     5,621
 Accounts receivable                                           100,110
 Prepaid expenses                                                6,400
 Assets held for sale, net of impairment of $282,737         1,535,000
                                                        ---------------
 Total Current Assets                                        1,647,131
                                                        ---------------

Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                           5,221,482
 Unproved properties                                           144,483
 Pipelines                                                   1,028,253
                                                        ---------------
                                                             6,394,218

 Less accumulated depreciation, depletion, and amortization, including impairment of $682,459
                                                            (2,275,202)
                                                        ---------------
                                                             4,119,016
 Other, net of accumulated depreciation of $63,924              36,277
                                                        ---------------
                                                             4,155,293
                                                        ---------------
Total Assets                                             $   5,802,424
                                                        ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses                        404,928
 Deposits held on assets held for sale                        357,000
 Due to shareholders and related parties                       53,512
 Other current liablilites                                     11,992
 Current notes payable                                        431,796
                                                        ---------------
 Total Current Liabilities                                  1,259,228
                                                        ---------------

Asset Retirement Obligation                                   105,419

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
  authorized 75,124,914 shares issued and outstanding
  at April 30, 2007                                            75,125
 Additional paid in capital                                18,888,612
 Retained (deficit)                                       (14,525,960)
                                                        ---------------
Total Stockholders' Equity                                  4,437,777
                                                        ---------------
Total Liabilities and Stockholders' Equity               $  5,802,424
                                                        ===============

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended
                                                        April 30,
                                                  --------------------
                                                  2007            2006

Revenue
   Oil and gas sales                         $   135,355     $  237,493
   Pipeline revenue                                3,309          4,389
                                             ------------    -----------
        Total Revenue                            138,664        241,882

Operating Expenses
   Lease operating expense                        43,364         83,598
   Pipeline and gathering expense                 43,513         68,288
   General and administrative expense            122,998        243,203
   Depreciation, depletion and amortization       69,591        120,184
                                             ------------    -----------
        Total Operating Expenses                 279,466        515,273
                                             ------------    -----------
Operating (Loss)                                (140,802)      (273,391)

Other (Expenses) Income
   Interest expense                              (71,096)        (8,141)
                                             ------------    -----------
        Total Other (Expense)                    (71,096)        (8,141)
                                             ------------    -----------
Net (Loss) before Income Taxes                  (211,898)      (281,532)

Provision for income taxes                            --             --
                                             ------------    -----------

Net (Loss)                                   $  (211,898)    $ (281,532)
                                             ============    ===========

Net (Loss) per Share, Basic and Diluted      $     (0.00)    $    (0.01)
                                             ============    ===========
Weighted average of number of shares
 outstanding                                  75,104,274     58,298,625
                                             ============    ===========



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2007 AND
                        THREE MONTHS ENDED APRIL 30, 2007


                                               Common Stock             Additional                        Total
                                          ---------------------          Paid-In       Accumulated     Shareholders'
                                          Shares         Amount          Capital         Deficit          Equity
                                          ------         ------          -------       -----------     -------------

Balance, January 31, 2006                58,231,966   $   58,232       $ 18,103,125  $ (12,797,780)    $  5,363,577

Net loss                                         --           --                 --     (1,516,282)      (1,516,282)

Stock issued for equity line of credit      257,810          258            132,055             --          132,313
Stock issued for loan repayment           3,696,032        3,696            177,733             --          181,429
Stock issued for loan discount              800,000          800            115,200             --          116,000
Stock issued for consulting services        254,668          255             14,745             --           15,000
Conversion of related party notes
    payable to stock                     10,433,333       10,433            302,567             --          313,000
Employee stock plan                         799,105          799             26,901             --           27,700
                                       -------------  -----------      -------------   ------------    -------------
Balance, January 31, 2007                74,472,914       74,473         18,872,326    (14,314,062)       4,632,737

Net loss                                         --           --                 --       (211,898)        (211,898)

Stock issued for loan repayment             652,000          652             16,286             --           16,938
                                       -------------  -----------      -------------   ------------    -------------
Balance, April 30, 2007                  75,124,914   $   75,125       $ 18,888,612   $(14,525,960)    $  4,437,777
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

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                             April 30,
                                                   -----------------------------
                                                       2007             2006
                                                   -----------------------------

Cash Flows From Operating Activities
 Net (Loss)                                        $   (211,898)  $   (281,532)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization                69,591        120,184
 Amortization of loan discount                           66,500             --
 Stock issued for salaries                                   --          4,000
 (Increase) Decrease in
   Accounts receivable                                  (31,199)        73,108
   Prepaid expense                                       (6,000)         2,873
 Increase (Decrease) in
   Accounts payable and accrued expenses                (94,927)       116,125
   Deposits held                                             --
   Asset retirement obligation                            1,733          1,732
                                                   -------------  -------------
 Net Cash Flows Provided by (Used By) Operating
 Activities                                            (206,200)        36,490

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                 (19,058)      (228,689)
 (Purchase of) property and equipment                        --       (161,710)
                                                   -------------  -------------
 Net Cash (Used By) Investing Activities                (19,058)      (390,399)

Cash Flows from Financing Activities
    Repayments to related parties and stockholders      (37,100)       (40,959)
    Sale of common stock                                     --        132,313
    Payments on notes payable                          (261,643)       (14,995)
    Settlement payments                                      --       (300,000)
                                                   -------------  -------------
    Net Cash (Used By) Financing Activities            (298,743)      (223,641)

Increase (Decrease) in Cash                            (524,001)      (577,550)

Cash at Beginning of Year                               529,622        580,109
                                                   -------------  -------------
Cash at End of Period                              $      5,621   $      2,559
                                                   =============  =============
Supplemental Information:
    Interest Paid in Cash                          $      4,596   $      7,982

    Non-Cash Transactions:
        Stock issued for salaries                  $         --   $      4,000
        Asset Retirement Obligation                $      1,732   $      1,732
        Stock issued for payments on
          notes payables                           $     16,938   $         --

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. The Company is also in the process of selling certain assets to provide cash resources that are necessary to continue the operations of the Company (Note 5). As of April 30, 2007, the Company had incurred losses for the three months ended April 30, 2007 and 2006 of $(211,898) and $(281,532), respectively. The
Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three months ended April 30, 2007 and 2006, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Since no options were granted, modified or settled during the three month periods ended April 30, 2006 and 2007, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on February 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on February 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

 In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management adopted this Statement on February 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4.  ACQUISITIONS AND RELATED DEBT

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

5. SALE OF OIL AND GAS PROPERTIES (continued)

As of April 30, 2007 the Company had entered into a sales agreement for the sale of all Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of April 30, 2007 the Company had received cash payments of $557,000 as result of this sales agreement of which $200,000 represented the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the properties, gathering systems, and equipment. The assignment of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sales transaction is expected to close during the fiscal year ending January 31, 2008 and the $357,000 received has been recorded as a deposit as of April 30, 2007. In addition the Company has recorded an impairment of these assets of $282,737 during the year ended January 31, 2007 based on the estimated fair value of these assets that are held for sale. These assets are classified on the balance sheet as properties held for sale at April 30, 2007.

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of April 30, 2007, the company has drawn a sum of $1,047,277, which was repaid by the issuance of 4,140,586 shares of the Company's common stock.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

7.  PROMISSORY NOTE (continued)

As additional consideration the Company issued 800,000 of restricted common stock valued at $116,000. The value of the common stock has been recorded as an additional discount to the value of the promissory note, which will be recognized as interest expense over the term of the note.

During the three months ended April 30, 2007 proceeds of $16,938 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of $66,500 for the three months ended April 30, 2007 is included in interest expense.

The promissory note is secured by substantially all of the assets of the Company.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the three months ended April 30, 2007 and 2006, these sales were approximately $38,500 and $48,600 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the three months ended April 30, 2007 and 2006 was approximately $600 and $800, respectively.

The Company's offices are occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George G. Shaw, the Company's President and owner of the building. During each of the three-month periods ended April 30, 2007 and 2006 the Company paid rent of $11,400 to the Company's President.

George C. Shaw, the Company's President, owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the three months ended April 30, 2007 and 2006 Energas Pipeline Company received $3,300 and $4,400, respectively, for operating the gathering system.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

9. INCOME TAXES (continued)

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

10.  LONG-TERM DEBT

The Company has the following notes payable as of April 30, 2007

Note payable to a bank, secured by oil and gas
Properties, interest at Prime Rate plus 1 and 1/4 %,
(9.5% at January 31, 2007), monthly interest payments
starting November 5, 2005 and monthly principal
payments of $16,667 starting on February 5, 2006,
maturing July 5, 2008                                             $ 156,663

Note payable to a private equity fund, secured by oil
and gas properties, net of loan discount of $66,500,
variable monthly payments due starting on August 31,
2006 , maturing July 26, 2007                                       275,133

                                                                    431,796
          Less: Current Portion                                    (431,796)
                                                                  ----------
                                                                  $       -
                                                                  ==========

Maturities of long-term debt for the next five years ending January 31st, are as follows:

                  2008              $ 431,796
                  2009                      -
                  2010                      -
                  2011                      -
                  2012                      -
                  Thereafter                -
                                ---------------
                                    $ 431,796
                                ===============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

11. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The warrants for 714,286 common shares were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

The following reconciles the components of the EPS computation for the three months ended April 30, 2007 and 2006:

                                                      2007               2006
                                                      ----               ----
Basic (loss) per share computation Numerator:
  Net loss                                         $  (211,898)      $ (281,532)

Denominator:
  Weighted average common shares outstanding         75,104,274       58,298,625
   Basic (loss) per share                           $    (0.00)        $  (0.01)

Diluted (loss) per share Numerator:
  Net loss                                          $ (211,898)      $ (281,532)

Denominator:
  Weighted average common shares outstanding         75,104,274       58,298,625
   Diluted (loss) per share                          $   (0.00)        $  (0.01)

12. ASSET RETIREMENT OBLIGATION

Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                         Three Months Ended   Three Months Ended
                                            April 30, 2007       April 30, 2006
                                         ------------------   ------------------

  Asset retirement obligation beginning
        balance                               $ 103,687          $   96,756
    Liabilities incurred                             --                  --
    Liabilities settled                              --                  --
    Accretion expense                             1,732               1,732
                                            -------------        ------------
  Asset retirement obligation ending balance  $ 105,419          $   98,488
                                            =============        ============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding   Granted   Exercised  Outstanding
         Exercise    January 31,     or         or        April 30,   Expiration
          Price         2007     (Cancelled)  Expired       2007         Date
         --------   -----------  ----------- ---------  ------------  ----------

Warrants   $0.50       714,286          --         --      714,286     10/01/07

14.  OPERATING LEASES

The Company currently has three operating leases. The Company leases a compressor for the Laurel County Kentucky gathering system at $4,304 per month through April 2006 and then becomes month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of April 30, 2007 under noncancellable leases are as follows: 2008 - $3,813; 2009 - $3,779; 2010 - $3,634; and 2011 - $909.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the three months ended April 30, 2007.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2007 AND 2006

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the three months ended April 30, 2007 and 2006 were $0 for no shares and $4,000 for 9,105 shares respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three-month period ended April 30, 2007, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  ------

Oil and Gas Sales                   D         Decrease in gas production
                                              partially offset by higher gas
                                              prices

Lease Operating Expenses            D         Lower production and reductions in
                                              service work and repairs

Pipeline and Gathering Expense      D         Decrease in production

General and Administrative Expense  D         Reduction in number of employees
                                              and professional fees

Depreciation, Depletion and         D         Decrease in production
   Amortization

Interest Expense                    I         Amortization of loan discount and
                                              increased debt balances.

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

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2007:

      Cash used by operations                                  $(206,200)
      Exploration and development of oil and gas properties      (19,058)
      Repayment of loans to Company's President                  (37,100)
      Repayment of loans to unrelated parties                   (261,643)
      Cash on hand at February 1, 2007                          (524,001)

      The following is an explanation of the Company's material sources and
(uses) of cash during the three months ended April 30, 2006:

      Cash provided by operations                           $     36,490
      Exploration and development of oil and gas properties     (228,689)
      Purchase of equipment                                     (161,710)
      Sale of common stock                                       132,313
      Repayment of loans                                         (55,954)
      Settlement payment                                        (300,000) (1)
      Cash on hand at February 1, 2006                          (577,500)

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

      The $300,000 paid during the three months ended April 30, 2006 represented three of the required installment payments. The final payment to Double G was made in July 2006.

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

      In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of April 30, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale is expected to close by June 30, 2007 and the $357,000 received has been recorded as a deposit as of April 30, 2007.

      In September 2004 the Company entered into an equity line of credit agreement with Dutchess Private Equities in order to provide a source of funding for the Company. Under the equity line of credit agreement, Dutchess Private Equities agreed to provide the Company with up to $10,000,000 of funding during a thirty-six month period beginning September 24, 2004. During this period, the Company could request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities and Dutchess Private Equities was obligated to purchase the shares. The Company was under no obligation to request any drawdowns under the equity line of credit.

       As of April 30, 2007 the Company had received net proceeds of $1,047,277 from the sale of 4,140,586 shares of common stock under the equity line of credit. The Company does not plan to request any more drawdowns under the equity line.

      As of June 15, 2007, the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas properties. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

Controls and Procedures

    George Shaw, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


6.   Exhibits

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2007.


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