Form 10QSB
period 2007-07-31
ENERGAS RESOURCES INC
filed 2007-09-14
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2007

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               73-1620724
        ------------------------       --------------------------------------
        (State of incorporation)       (I.R.S. Employer Identification Number)


                            800 Northeast 63rd Street
                          Oklahoma City, Oklahoma 73105
                    ----------------------------------------
                (Address of Principal Executive Office) Zip Code


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


As of September 13, 2007, the Company had 79,932,744 outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  July 31, 2007


                              ASSETS

Current Assets
 Cash                                                          $  20,628
 Accounts receivable                                              60,598
 Accounts receivable - related party                              53,538
 Notes receivable                                                 98,560
 Prepaid expenses                                                    400
                                                           ---------------
 Total Current Assets                                            233,724
                                                           ---------------
Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                             5,318,305
 Unproved properties                                             144,483
 Pipelines                                                       980,784
                                                           ---------------
                                                               6,443,572
 Less accumulated depreciation, depletion, and
     amortization,including impairment of $682,459            (2,264,676)
                                                           ---------------
                                                               4,178,896
 Other, net of accumulated depreciation of $55,036                41,268
                                                           ---------------
                                                               4,220,164
                                                           ---------------
Total Assets                                               $   4,453,888
                                                           ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                           141,302
 Other current liabilities                                        11,992
                                                           ---------------
 Total Current Liabilities                                       153,294
                                                           ---------------

Asset Retirement Obligation                                       40,813

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
  authorized 79,532,744 shares issued and outstanding
  at July 31, 2007                                                79,533
 Additional paid in capital                                   18,964,907
 Retained (deficit)                                          (14,784,659)
                                                           ---------------
Total Stockholders' Equity                                     4,259,781
                                                           ---------------
Total Liabilities and Stockholders' Equity                 $   4,453,888
                                                           ===============

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended              Six Months Ended
                                      July 31,                       July 31,
                           ---------------------------------------------------------------
                                2007            2006            2007           2006
                           ---------------------------------------------------------------

Revenue
 Oil and gas sales          $    118,834   $      88,723   $      254,189   $    326,216
 Pipeline revenue                  2,731           2,553            6,040          6,942
                           --------------  --------------  ---------------  -------------
  Total Revenue                  121,565          91,276          260,229        333,158

Operating Expenses
 Lease operating expense          30,654          60,527           74,018        144,125
 Pipeline and gathering
  expense                         15,442          25,187           58,955         93,475
 General and administrative
  expense                        199,922         132,619          322,920        375,822
 Depreciation, depletion
  and amortization                43,344          92,113          112,935        212,297
                           --------------  --------------  ---------------  -------------
  Total Operating Expenses       289,362         310,446          568,828        825,719
                           --------------  --------------  ---------------  -------------

Operating (Loss)                (167,797)       (219,170)        (308,599)      (492,561)
                           --------------  --------------  ---------------  -------------

Other (Expenses) Income
 Settlement expense                    -         (20,000)               -   $    (20,000)
 Interest expense                (90,902)        (10,598)        (161,998)       (18,739)
                           --------------  --------------  ---------------  -------------
  Total Other (Expense)          (90,902)        (30,598)        (161,998)       (38,739)
                           --------------  --------------  ---------------  -------------
Net (Loss) before Income
 Taxes                          (258,699)       (249,768)        (470,597)      (531,300)

Provision for income taxes             -               -                -              -
                           --------------  --------------  ---------------  -------------

Net (Loss)                 $    (258,699)  $    (249,768)  $     (470,597)  $   (531,300)
                           ==============  ==============  ===============  =============
Net (Loss) per Share,
Basic and Diluted          $       (0.00)  $           -   $        (0.01)  $      (0.01)
                           ==============  ==============  ===============  =============
Weighted average of number
of shares outstanding         78,673,028      58,542,359       76,886,364     58,422,512
                           ==============  ==============  ===============  =============


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2007 AND
                         SIX MONTHS ENDED JULY 31, 2007


                                                                        Additional                               Total
                                               Common Stock               Paid-In          Accumulated       Shareholders'
                                            Shares         Amount         Capital           Deficit             Equity


Balance, January 31, 2006                  58,231,966   $   58,232     $ 18,103,125       $(12,797,780)        $ 5,363,577

Net loss                                            -            -                -         (1,516,282)         (1,516,282)

Stock issued for equity line of credit        257,810          258          132,055                  -             132,313
Stock issued for loan repayment             3,696,032        3,696          177,733                  -             181,429
Stock issued for loan discount                800,000          800          115,200                  -             116,000
Stock issued for consulting services          254,668          255           14,745                  -              15,000
Conversion of related party notes
    payable to stock                       10,433,333       10,433          302,567                  -             313,000
Employee stock plan                           799,105          799           26,901                  -              27,700
                                      --------------------------------------------------------------------------------------
Balance, January 31, 2007                  74,472,914       74,473       18,872,326        (14,314,062)          4,632,737

Net loss                                                                                      (470,597)           (470,597)

Stock issued for accounts payable             858,930          859           19,755                                 20,614
Stock issued for loan repayment             4,200,900        4,201           72,826                                 77,027
                                      --------------------------------------------------------------------------------------
Balance, July 31, 2007                     79,532,744     $ 79,533      $18,964,907       $(14,784,659)        $ 4,259,781
                                      ======================================================================================


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                               ENERGAS RESOURCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           Six Months Ended
                                                                 July 31,
                                                        -----------------------
                                                          2007            2006
                                                        -----------------------
Cash Flows From Operating Activities
Net (Loss)                                             $ (470,597)   $ (531,300)
Adjustments to reconcile net loss to net
  cash provided by operating activities
Depreciation, depletion and amortization                  112,935       210,338
Amortization of loan discount                             133,000             -
Stock issued for salaries                                       -         4,000
(Increase) Decrease in
    Accounts receivable                                     8,313       112,241
    Prepaid expense                                             -         2,873
 Increase (Decrease) in
    Accounts payable and accrued expenses                (337,936)     (166,796)
    Deposits held                                               -
 Asset retirement obligation                                2,139         3,465
                                                         --------      ---------
 Net Cash Flows Provided by (Used By) Operating
    Activities                                           (552,146)     (365,179)

Cash Flows From Investing Activities
  (Investment in) oil and gas properties                 (192,285)     (163,276)
Sale of oil and gas properties                          1,079,440       200,000
(Purchase of) property and equipment                            -      (125,347)
                                                        ---------      ---------
Net Cash Provided By (Used By) Investing Activities       887,155       (88,623)

Cash Flows from Financing Activities
 Advances from (Repayments to) related parties and
    stockholders                                         (144,150)      105,741
Sale of common stock                                            -       132,313
Loan proceeds                                                   -       500,000
Payments on notes payable                                (699,853)      (31,662)
Settlement payments                                             -      (650,000)
                                                         ---------     --------
Net Cash Provided By Financing Activities                (844,003)       56,392

Increase (Decrease) in Cash                              (508,994)     (397,410)
Cash at Beginning of Year                                 529,622       580,109
                                                         ---------    ----------
Cash at End of Period                                   $  20,628      $182,699
                                                        ==========    ==========
Supplemental Information:
Interest Paid in Cash                                   $  28,998     $  18,739
 Non-Cash Transactions:
 Stock issued for salaries                              $       -     $   4,000
 Advances from shareholder settled for
   40,000 options for common stock                      $       -     $   1,500
 Asset Retirement Obligation                            $   2,139     $   3,465
 Stock issued for payments on accounts payables         $  20,614     $       -
 Stock issued for payments on notes payables            $  77,027     $       -

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2007 AND 2006


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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. As of July 31, 2007, the Company had incurred losses for the six months ended July 31, 2007 and 2006 of $(470,597) and $(531,300), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and six months ended July 31, 2007 and 2006, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Since no options were granted, modified or settled during the three and six month periods ended July 31, 2007 and 2006, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at February 1, 2007 did not have a material effect on the Company's financial position.

Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements - In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. The adoption of this Statement on February 1, 2007 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. The adoption of this Statement on February 1, 2007 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. The adoption of this Statement on February 1, 2007 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

As of June 1, 2007 the Company had entered into a sales agreement for the sale of all Pulaski County, Kentucky properties, gathering systems and equipment for $1,635,560. The Company received cash payments totaling $1,537,000 and a note receivable for $98,560 due July 1, 2007 bearing 8.25% interest. No gain or loss was recognized on this sale as the carrying value of the properties equaled the sales proceeds.

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of July 31, 2007, the company has drawn a sum of $1,107,365, which was repaid by the issuance of 7,689,486 shares of the Company's common stock.

7.  PROMISSORY NOTE

On July 26, 2006 the Company borrowed $500,000 under a promissory note agreement. The face value of the note is $650,000 and does not bear interest. Accordingly the Company has recorded a discount of $150,000 to the face value of the note and the discount was recognized as interest expense over the one-year term of the note.

As additional consideration the Company issued 800,000 of restricted common stock valued at $116,000. The value of the common stock has been recorded as an additional discount to the value of the promissory note, which will be recognized as interest expense over the term of the note.

During the six months ended July 31, 2007 proceeds of $77,027 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of $66,500 and $133,000 for the three and six months ended July 31, 2007, respectively, is included in interest expense.

As of July 31, 2007 this promissory note has been paid in full with additional prepayment penalties of $20,002 which have been included in interest expense.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the three and six months ended July 31, 2007 and 2006, these sales were approximately $32,100, $122,400, $70,634 and $171,000 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the three and six months ended July 31, 2007 and 2006 was approximately $500, $2,200, $1,100 and $3,000, respectively.

As of July 31, 2007 the Company has an accounts receivable due from Energas Corporation of $53,538, a company controlled by the chief executive officer of the company.

The Company's offices are occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George G. Shaw, the Company's President and owner of the building. During each of the three and six month periods ended July 31, 2007 and 2006 the Company paid rent of $11,400 and $22,800 to the Company's President.

George G. Shaw, the Company's President, owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the three and six months ended July 31, 2007 and 2006 Energas Pipeline Company received $3,300 and $4,400, respectively, for operating the gathering system.

9. INCOME TAXES

As of January 31, 2007, the Company has approximately $11,625,000 of net operating losses expiring through 2027 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2007, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $4,476,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The following reconciles the components of the EPS computation for the three months ended July 31, 2007 and 2006:

                                                     2007              2006
                                                     ----              ----
Basic (loss) per share computation
  Numerator:
    Net loss                                   $   (258,699)     $    (249,768)

Denominator:
  Weighted average common shares outstanding     78,673,028         58,542,359
Basic (loss) per share                         $      (0.00)     $       (0.00)

Diluted (loss) per share
  Numerator:
    Net loss                                   $   (258,699)     $    (249,768)

Denominator:
  Weighted average common shares outstanding     78,673,028         58,542,359
Diluted (loss) per share                       $      (0.00)     $       (0.00)

The following reconciles the components of the EPS computation for the six months ended July 31, 2007 and 2006:

                                                     2007              2006
                                                     ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                       $   (470,597)     $  (531,300)

Denominator:
  Weighted average common shares outstanding       76,886,364       58,442,512
Basic (loss) per share                           $      (0.01)     $     (0.01)

Diluted (loss) per share
 Numerator:
    Net loss                                     $   (470,597)     $  (531,300)

Denominator:
  Weighted average common shares outstanding       76,886,364       58,442,512
Diluted (loss) per share                         $      (0.01)     $      (0.01)

12. ASSET RETIREMENT OBLIGATION

Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                           Six Months Ended     Six Months Ended
                                             July 31, 2007       July 31, 2006

  Asset retirement obligation beginning
        balance                                $  103,687          $  96,756
    Liabilities incurred                               --                 --
    Liabilities transferred to purchaser          (65,013)                --
    Accretion expense                               2,139              3,464
                                               ----------          ---------
  Asset retirement obligation ending balance   $   40,813          $ 100,220
                                               ==========          =========

13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                      Outstanding   Granted    Exercised Outstanding
            Exercise  January 31,     or          or       July 31,   Expiration
             Price       2007     (Cancelled)   Expired      2007       Date
             -----   ----------   -----------  ---------  ----------   ---------

Warrants     $0.50     714,286         --           --     714,286    10/01/07


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

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the six months ended July 31, 2007.

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

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the six months ended July 31, 2007 and 2006 were $0 for no shares and $4,000 for 9,105 shares respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the six-month period ended July 31, 2007, as compared to the same period last year, are discussed below:

                            Increase (I)
Item                       or Decrease (D)  Reason

Oil and Gas Sales                 D         Decrease in gas production partially
                                            offset by higher gas prices

Lease Operating Expenses          D         Lower production and reductions in
                                            service work and repairs

Pipeline and Gathering Expense    D         Decrease in production

General and Administrative        D         Reduction in number of employees and
  Expense                                   professional fees

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

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2007:

      Cash used by operations                                  $(552,146)
      Exploration and development of oil and gas properties     (192,285)
      Sale of oil and gas properties                           1,079,440
      Repayment of loans to Company's President                 (144,150)
      Repayment of loans to unrelated party                     (699,853)
      Cash on hand at February 1, 2007                           529,622

      The following is an explanation of the Company's material sources and
(uses) of cash during the six months ended July 31, 2006:

      Cash used by operations                                  $(365,179)
      Exploration and development of oil and gas properties     (163,276)
      Sale of oil and gas properties                             200,000
      Purchase of equipment                                     (125,347)
      Loans from Company's President                             105,741
      Sale of common stock                                       132,313
      Repayment of loans to unrelated parties                    (31,662)
      Settlement payments                                       (650,000)(1)
      Cash on hand at February 1, 2006                           580,109

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

      The $650,000 paid during the six months ended July 31, 2006 represented the remaining required installment payments.

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

       As of July 31, 2007 the Company had received net proceeds of $1,047,277 from the sale of 4,140,586 shares of common stock under the equity line of credit. The Company does not plan to request any more drawdowns under the equity line.

      On July 27, 2006 Energas borrowed $500,000 from Dutchess Private Equities. In consideration for the loan Energas agreed to pay Dutchess $650,000 no later than July 26, 2007. The $150,000 difference between the amount borrowed and the amount Energas was required to repay was treated as loan discount which will be amortized to interest expense over the life of the loan. As further consideration for the loan, Energas issued 800,000 shares of its common stock to Dutchess. The 800,000 shares were valued at $116,000 and treated as an additional loan discount that will be amortized to interest expense over the term of the loan. Prior to May 31, 2007 Energas used the amounts received from sales of common stock under the Equity Line of Credit to repay this loan. In June 2007 the loan to Dutchess Private Equities was paid in full.

      In January 2007 the Company entered into an agreement with an unrelated third party for the sale of its Pulaski County, Kentucky properties, gathering systems and equipment for $1,537,000 plus a note in the principal amount of $98,560. The sale of certain royalty rights owned by the Company for $200,000 was completed in January 2007. The closing for the remainder of the properties, the gathering system and the equipment took place in July 2007. The sale of the Pulaski County properties was treated as a reduction in the carrying amount of the Company's oil and gas properties in accordance with the full cost method of accounting.

      As of July 31, 2007, the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas properties. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


2.   Recent Sales of Unregistered Securities and Use of Proceeds

     During the three months ended July 31, 2007 the Company issued 858,930 shares of its common stock to a financial consultant for services rendered.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of these shares.


6.   Exhibits

      The following exhibits are filed with this report:

      Number                         Description

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2007.


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