Form 10QSB
period 2007-10-31
ENERGAS RESOURCES INC
filed 2007-12-17
CIK 1029402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2007

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                             ENERGAS RESOURCES, INC.
                        --------------------------------
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


As of November 30, 2007, the Company had 82,532,744 outstanding shares of common stock.

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                October 31, 2007

                              ASSETS

Current Assets
 Cash                                                        $     44,863
 Accounts receivable                                               47,371
 Accounts receivable - related party                               52,138
 Prepaid expenses                                                     400
                                                             --------------
 Total Current Assets                                             144,772
                                                             --------------

Property and Equipment
 Oil and gas properties, using full cost accounting
 Proved properties                                              5,363,075
 Unproved properties                                              144,483
 Pipelines                                                        983,860
                                                             --------------
                                                                6,491,418
 Less accumulated depreciation, depletion, and amortization,
   including impairment of $682,459                            (2,310,987)
                                                             --------------
                                                                4,180,431
 Other, net of accumulated depreciation of $59,917                 36,387
                                                             --------------
                                                                4,216,818
                                                             --------------

Total Assets                                                 $  4,361,590
                                                             ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                            178,086
 Other current liablilites                                         11,992
                                                             --------------
 Total Current Liabilities                                        190,078
                                                             --------------

Asset Retirement Obligation                                        41,220

Stockholders' Equity
 Common stock, $.001 par value 100,000,000 shares
 authorized 82,532,744 shares issued and outstanding
 at October 31, 2007                                               82,533
 Additional paid in capital                                    18,999,907
 Retained (deficit)                                           (14,952,148)
                                                             --------------
Total Stockholders' Equity                                      4,130,292
                                                             --------------
Total Liabilities and Stockholders' Equity                   $  4,361,590
                                                             ==============


See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended            Nine Months Ended
                                        October 31,                   October 31,
                                -----------------------------------------------------------
                                     2007          2006            2007           2006
                                -----------------------------------------------------------

Revenue
 Oil and gas sales              $   84,762    $   156,928      $   338,951    $   483,144
 Pipeline revenue                    3,153          3,017            9,193          9,959
                                -----------------------------------------------------------
  Total Revenue                     87,915        159,945          348,144        493,103

Operating Expenses
 Lease operating expense            24,611         51,539           98,629        195,664
 Pipeline and gathering expense     14,185         42,863           73,140        136,338
 General and administrative
  expense                          165,383        196,914          488,303        572,736
 Depreciation, depletion and
  amortization                      51,192         92,627          164,127        304,924
                                -----------------------------------------------------------
  Total Operating Expenses         255,371        383,943          824,199      1,209,662
                                -----------------------------------------------------------

Operating (Loss)                  (167,456)      (223,998)        (476,055)      (716,559)
                                -----------------------------------------------------------
Other (Expenses) Income
 Other income                            0            703                -            703
 Settlement expense                      -              -                -        (20,000)
 Interest expense                      (33)       (76,327)        (162,031)       (95,066)
                                -----------------------------------------------------------
  Total Other (Expense)                (33)       (75,624)        (162,031)      (114,363)
                                -----------------------------------------------------------

Net (Loss) before Income Taxes    (167,489)      (299,622)        (638,086)      (830,922)

Provision for income taxes               -              -                -              -
                                -----------------------------------------------------------

Net (Loss)                      $ (167,489)  $   (299,622)    $   (638,086)  $   (830,922)
                                ===========================================================

Net (Loss) per Share, Basic and
Diluted                         $    (0.00)  $      (0.01)    $      (0.01)  $      (0.01)
                                ===========================================================

Weighted average of number of
shares outstanding              80,567,527     62,222,154       78,126,902     59,702,976
                                ===========================================================



See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2007 AND
                       NINE MONTHS ENDED OCTOBER 31, 2007



                                                                         Additional                             Total
                                               Common Stock               Paid-In          Accumulated      Shareholders'
                                           Shares         Amount          Capital            Deficit           Equity
                                           ------         ------         ----------        -----------      -------------


Balance, January 31, 2006                58,231,966    $   58,232      $  18,103,125     $  (12,797,780)   $   5,363,577

Net loss                                          -             -                  -         (1,516,282)      (1,516,282)

Stock issued for equity line of credit      257,810           258            132,055                  -          132,313

Stock issued for loan repayment           3,696,032         3,696            177,733                  -          181,429
Stock issued for loan discount              800,000           800            115,200                  -          116,000
Stock issued for consulting services        254,668           255             14,745                  -           15,000
Conversion of related party notes
 payable to stock                        10,433,333        10,433            302,567                  -          313,000
Employee stock plan                         799,105           799             26,901                  -           27,700
                                      --------------------------------------------------------------------------------------
Balance, January 31, 2007                74,472,914        74,473         18,872,326        (14,314,062)       4,632,737

Net loss                                                                                       (638,086)        (638,086)

Employee stock plan                       2,600,000         2,600             23,400                  -           26,000

Stock issued for accounts payable         1,258,930         1,259             31,355                  -           32,614

Stock issued for loan repayment           4,200,900         4,201             72,826                  -           77,027
                                      --------------------------------------------------------------------------------------
Balance, October 31, 2007                82,532,744    $   82,533       $ 18,999,907     $  (14,952,148)    $  4,130,292
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

                               ENERGAS RESOURCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                             October 31,
                                                   -----------------------------
                                                        2007             2006
                                                   -----------------------------

Cash Flows From Operating Activities
 Net (Loss)                                        $  (638,086)    $  (830,922)
 Adjustments to reconcile net loss to net
 cash provided by operating activities
 Depreciation, depletion and amortization              164,128         304,924
 Amortization of loan discount                         133,000          66,500
 Stock issued for salaries                              26,000          27,700
 Stock issued for consulting                                            15,000
 (Increase) Decrease in
   Accounts receivable                                  21,540         129,449
   Prepaid expense                                           -           2,873
 Increase (Decrease) in
   Accounts payable and accrued expenses              (289,152)       (123,899)
   Asset retirement obligation                           2,546           5,198
                                                   -----------------------------
 Net Cash Flows Provided by (Used By) Operating
  Activities                                          (580,024)       (403,177)

Cash Flows From Investing Activities
 (Investment in) oil and gas properties               (129,632)       (216,817)
 Sale of oil and gas properties                      1,067,500         200,000
 (Purchase of) property and equipment                        -        (126,497)
                                                   -----------------------------
 Net Cash Provided By (Used By) Investing Activities   937,868        (143,314)

Cash Flows from Financing Activities
 Bank overdraft                                              -           1,908
 Advances from (Repayments to) related parties and
  stockholders                                        (142,750)        138,849
 Sale of common stock                                        -         132,313
 Loan proceeds                                               -         500,000
 Payments on notes payable                            (699,853)       (156,688)
 Settlement payments                                         -        (650,000)
                                                   -----------------------------
 Net Cash Provided By Financing Activities            (842,603)        (33,618)

Increase (Decrease) in Cash                           (484,759)       (580,109)
Cash at Beginning of Year                              529,622         580,109
                                                   -----------------------------
Cash at End of Period                              $    44,863      $        -
                                                   =============================
Supplemental Information:
 Interest Paid in Cash                             $    28,998      $   18,739

 Non-Cash Transactions:
 Debt converted into 10,433,333 shares of
  common stock                                     $         -      $  313,000
 Stock issued for salaries                         $    26,000      $   27,700
 Stock issued for consulting                       $         -      $   15,000
 Asset Retirement Obligation                       $     2,546      $    3,465
 Stock issued for payments on accounts payables    $    32,614      $        -
 Stock issued for payments on notes payables       $    77,027      $  106,779

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. However, in excess of 61% of the Company's proved reserves are proved not producing or proved undeveloped and will require substantial funds to bring into production. As of October 31, 2007, the Company had incurred losses for the nine months ended October 31, 2007 and 2006 of $(630,086) and $(830,922),
respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and nine months ended October 31, 2007 and 2006, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Since no options were granted, modified or settled during the three and nine month periods ended October 31, 2007 and 2006, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

As of June 1, 2007 the Company had finalized a sales agreement for the sale of all Pulaski County, Kentucky properties, gathering systems and equipment for $1,635,560. The Company received cash payments totaling $1,604,500 and in October 2007 agreed to a sales price adjustment reducing the price by $31,060. The sales price adjustment was recorded in the carrying amount of oil and gas properties in accordance with the requirements of the full cost method of accounting for oil and gas properties.

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. As of October 31, 2007, the Company has drawn a sum of $1,107,365, which was repaid by the issuance of 7,689,486 shares of the Company's common stock.

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

During the nine months ended October 31, 2007 proceeds of $77,027 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of none and $133,000 for the three and nine months ended October 31, 2007, respectively, is included in interest expense.

As of October 31, 2007 this promissory note has been paid in full with additional prepayment penalties of $20,002 which have been included in interest expense.

8.  RELATED PARTY

The Company sells gas from its Atoka County properties to an affiliated company, Energas Corporation. During the three and nine months ended October 31, 2007 and 2006, these sales were approximately $28,999, $99,633, $29,093 and $114,392 respectively. Energas Corporation deducts a marketing fee of $0.10 per MCF from the price paid by the end purchaser. The total marketing fee for the three and nine months ended October 31, 2007 and 2006 was approximately $580, $1,700, $560 and $2,100, respectively.

As of October 31, 2007 the Company has an accounts receivable due from Energas Corporation of $52,138, a company controlled by the chief executive officer of the company.

The Company's offices are occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George G. Shaw, the Company's President and owner of the building. During each of the three and nine month periods ended October 31, 2007 and 2006 the Company paid rent of $11,400 and $34,200 to the Company's President.

George G. Shaw, the Company's President, owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the three and nine months ended October 31, 2007 and 2006 Energas Pipeline Company received $1,400, $4,100, $1,400 and $5,000, respectively, for operating the gathering system.

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

The following reconciles the components of the EPS computation for the three months ended October 31, 2007 and 2006:

                                                        2007              2006
                                                        ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                         $  (167,489)      $ (299,622)

Denominator:
  Weighted average common shares outstanding        80,567,527       62,222,154
Basic (loss) per share                              $    (0.00)        $  (0.01)

Diluted (loss) per share Numerator:
  Net loss                                          $ (167,489)      $ (299,622)

Denominator:
  Weighted average common shares outstanding        80,567,527       62,222,155
Diluted (loss) per share                             $   (0.00)        $  (0.01)

The following reconciles the components of the EPS computation for the nine months ended October 31, 2007 and 2006:

                                                        2007              2006
                                                        ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                         $  (638,086)      $ (830,922)

Denominator:
  Weighted average common shares outstanding        78,126,902       59,702,976
Basic (loss) per share                              $    (0.01)        $  (0.01)

Diluted (loss) per share Numerator:
  Net loss                                          $ (638,086)      $ (830,922)

Denominator:
  Weighted average common shares outstanding        78,126,902       59,702,976
Diluted (loss) per share                             $   (0.01)        $  (0.01)

12. ASSET RETIREMENT OBLIGAITON

Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

The following table provides a roll forward of the asset retirement obligations:

                                           Nine Months Ended  Nine Months Ended
                                            October 31, 2007   October 31, 2006
                                            ----------------  -----------------

  Asset retirement obligation beginning
        balance                              $     103,687      $    96,756
    Liabilities incurred                                --               --
    Liabilities transferred to purchaser           (65,013)              --
    Accretion expense                                2,546            5,198
                                             --------------     ------------
  Asset retirement obligation ending balance $      41,220      $   101,954
                                             ==============     ============

13. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding  Granted    Exercised Outstanding
           Exercise  January 31,     or         or      October 31, Expiration
             Price      2007     (Cancelled)  Expired      2007        Date
           --------  ----------- ----------- --------- ------------ ----------


Warrants  $   0.50     714,286          --    714,286          --    10/01/07


14.  OPERATING LEASES

The Company currently has four operating leases. The Company leases a compressor for the Laurel County Kentucky gathering system at $750 per month through September 2009 and then continues month to month thereafter. The Company leases another compressor for the Whitley County Kentucky gathering system at $750 per month through November 2009 and then continues month to month thereafter. In addition, the Company has two office equipment leases through April 2010. All leases are warrantied with full maintenance.

Additionally, the minimum annual rental commitments as of April 30, 2007 under noncancellable leases are as follows: 2008 - $3,813; 2009 - $3,779; 2010 - $3,634; and 2011 - $909.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the nine months ended October 31, 2007.

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

18.  STOCK-BASED COMPENSATION

The Company has a stock compensation program under which some employees receive a portion of their compensation in fully vested, marketable shares of the Company's common stock. The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the six months ended October 31, 2007 and 2006 were $26,000 for 2,600,000 shares and $27,700 for 799,105 shares respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine-month period ended October 31, 2007, as compared to the same period last year, are discussed below:

                              Increase (I)
Item                         or Decrease (D)  Reason
----                         ---------------  ------
Oil and Gas Sales                   D         Decrease in gas production due to
                                              sale of property partially offset
                                              by higher gas prices

Lease Operating Expenses            D         Lower production and sale of
                                              property resulting in reductions
                                              in service work and repairs

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

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2007:

      Cash used by operations                                  $(580,024)
      Exploration and development of oil and gas properties     (129,632)
      Sale of oil and gas properties                           1,067,500
      Repayment of loans to Company's President                 (142,750)
      Repayment of loans to unrelated party                     (699,853)
      Cash on hand at February 1, 2007                           484,759

      The following is an explanation of the Company's material sources and
(uses) of cash during the nine months ended October 31, 2006:

      Cash used by operations                                  $(403,177)
      Exploration and development of oil and gas properties     (216,817)
      Sale of oil and gas properties                             200,000
      Purchase of equipment                                     (126,497)
      Loans from Company's President                             138,849
      Sale of common stock                                       132,313
      Loan from unrelated third party                            500,000
      Repayment of loans to unrelated parties                   (156,688)
      Settlement payments                                       (650,000) (1)
      Other                                                        1,908
      Cash on hand at February 1, 2006                           580,109

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

      The $650,000 paid during the nine months ended October 31, 2006 represented the remaining required installment payments.

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

       The Company requested its last drawdown under the equity line of credit on May 15, 2007. As of that date the Company had received net proceeds of $1,047,277 from the sale of 4,140,586 shares of common stock under the equity line of credit.

      On July 27, 2006 the Company borrowed $500,000 from Dutchess Private Equities. In consideration for the loan the Company agreed to pay Dutchess $650,000 no later than July 26, 2007. The $150,000 difference between the amount borrowed and the amount the Company was required to repay was treated as loan discount which was amortized to interest expense over the life of the loan. As further consideration for the loan, the Company issued 800,000 shares of its common stock to Dutchess. The 800,000 shares were valued at $116,000 and treated as an additional loan discount that was amortized to interest expense over the term of the loan. Prior to May 22, 2007 the Company used the amounts received from sales of common stock under the equity line of credit to repay this loan. In June 2007 the loan to Dutchess Private Equities was paid in full.

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

      As of October 31, 2007, the Company did not have any material capital commitments, other than funding its operating losses and developing its oil and gas properties. The Company plans to fund its capital requirements with the sale of oil or gas from wells which may be drilled by the Company, if sufficient capital is available for drilling, from borrowings from private lenders or from the proceeds received from the sale of the Company's capital stock. There can be no assurance that the Company will drill any wells which are productive of oil or gas in commercial quantities or that the Company will be able to raise any additional capital.

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

                                     PART II


2.   Recent Sales of Unregistered Securities and Use of Proceeds

     During the three months ended October 31, 2007 the Company issued 1,258,930 shares of its common stock to Martin E. Janis & Co. and Seacoast Advisors, Inc. for investor relations services. Also during the same three months ended the Company issued 2,600,000 shares of its common stock to its employees for services rendered.

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


6.   Exhibits
     --------

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2007.


                                      ENERGAS RESOURCES, INC.



                                  By  /s/ George G. Shaw
                                      ----------------------------------------
                                      George G. Shaw, President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Principal Accounting Officer