Form 10KSB/A
period 2007-01-31
ENERGAS RESOURCES INC
filed 2008-03-28
CIK 1029402

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

PRINCIPAL AREAS OF OPERATION

     The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming and the Appalachian Basin of Eastern Kentucky.

     As of April 30, 2007 the Company had 4 gas wells in the Arkoma Basin which were producing approximately 104 Mcf of gas per day (net to the Company's interest).

      The Company's oil and gas production in the Powder River Basin are attributable to two wells in Rusty Creek Prospect in Niobrara County, Wyoming. The Company does not intend to drill any additional wells on this prospect. As of April 30, 2007, the Company's two wells in the Rusty Creek Prospect produced approximately 4 barrels of crude oil per day (net to the Company's interest).

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

      Since August 2003 the Company has completed an additional 39 wells in eastern Kentucky. In addition, the Company has acquired more leases in others areas of eastern Kentucky that contain multiple wells. As of April 30, 2007 the Company's wells in Kentucky were producing approximately 167 Mcf of gas per day (net to the Company's interest).

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

      The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                   Year Ended January 31,
                                -----------------------------
Production Data:                2005        2006         2007
                                ----        ----         ----
   Production -
      Oil (Bbls)                4,008       2,962        1,417
      Gas (Mcf)               106,276     130,748       97,836
   Average sales price -
      Oil (Bbls)            $   39.06   $   50.16    $   47.67
      Gas (Mcf)             $    5.33   $    7.96    $    6.04
   Average production
       costs per MCF        $    2.49   $    3.49    $    2.43

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

                                    Year Ended January 31,
                                ------------------------------
Production Data:                2005        2006         2007
                                ----        ----         ----
   Production -
      Oil (Bbls)                4,008       2,962         1,417
      Gas (Mcf)               106,276     130,748        97,836
   Average sales price -
      Oil (Bbls)             $  39.06    $  50.16      $  47.67
      Gas (Mcf)              $   5.33    $   7.96      $   6.04
   Average production
       costs per MCF         $   2.49    $   3.49      $   2.43

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

      Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     George Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2007 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energas Resources, Inc. and its subsidiaries as of January 31, 2007, and the consolidated results of its operations and its consolidated cash flows for the years ended January 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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


                                                                      Number of
                                                                     Securities
                                                                      Remaining
                                                                    Available For
                                                                   Future Issuance
                          Number of Securities                       Under Equity
                           to be Issued Upon                      Compensation Plans
                              Exercise of     Weighted-Average  (Excluding Securities
                              Outstanding     Exercise Price of     Reflected in
   Plan Category              Options [a]    Outstanding options     column [a]
---------------------------------------------------------------------------------
Incentive Stock                      --                  --            2,000,000
Option Plan
Non-Qualified Stock
Option Plan                          --                  --              750,000



The following table provides information as of January 31, 2007 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                       Shares
                    Total Shares    Reserved for                    Remaining
                   Reserved Under    Outstanding   Shares Issued  Options/Shares
  Name of Plan          Plans          Options     As Stock Bonus  Under Plans
--------------------------------------------------------------------------------
Incentive Stock       2,000,000              --            N/A       2,000,000
Option Plan
Non-Qualified
Stock Option Plan     1,000,000              --            N/A         750,000
Stock Bonus Plan      4,000,000              --      2,036,981       1,963,019

The following table summarizes the options and stock bonuses granted pursuant to the Plans as of January 31, 2007:

Incentive Stock Options

                                                                     Options
                                                                   Exercised as
 Shares Subject to                                    Expiration  of January 31,
      Option        Exercise Price   Date of Grant  Date of Option     2007
--------------------------------------------------------------------------------
None                          --              --             --            --


Non-Qualified Stock Options

                                                                      Options
                                                                   Exercised as
 Shares Subject to                                    Expiration  of January 31,
      Option        Exercise Price   Date of Grant  Date of Option     2007
--------------------------------------------------------------------------------
250,000                     $0.32         6-30-03        7-15-05      250,000


Stock Bonus Plan

                                    Shares Issued as Stock
     Name                                   Bonus (1)             Date Issued
--------------------------------------------------------------------------------
George Shaw                                    100,000               10/30/03
Scott Shaw                                     100,000               10/30/03
Employees and consultants                    1,836,981            Various dates
                                       ----------------
                                             2,036,981
                                       ================

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

                                             Years Ended January 31,
                                              2007           2006
                                              ----           ----

Future production revenues (1)            $13,464,890    $15,629,436
Future production costs                    (3,847,860)    (4,468,354)
Future development costs                     (789,000)    (1,535,000)
                                        ------------- ----------------
Future income tax                          (1,444,646)    (1,398,751)
                                         ------------   ------------
Future net cash flows                       7,383,384      8,227,331
Effect of discounting future annual
    cash flows at 10%                      (2,966,724)    (3,235,272)
                                         ------------   ------------
Standardized measure of discounted
    net cash flows                       $  4,416,660   $  4,992,059
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

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2007 and 2006:

                                                  Years Ended January 31,
                                                   2007             2006
                                                   ----             ----
Standardized measure of discounted future
     net cash flows                             $ 4,416,660    $ 4,992,059

Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of
     $765,196                                     4,416,660      4,992,059
                                                ------------   ------------
Standardized measure of discounted future
    net cash flows in excess of net carrying
    value of proved natural gas & oil properties $        -     $        -
                                                =============  ============

The following reconciles the change in the standardized measure of discounted future net cash flow for the years ended January 31, 2007 and 2006 .

                                                      Years Ended January 31,
                                                     2007            2006
                                                     ----            ----

Beginning balance                             $   4,992,059   $   4,337,635
Sales of oil and gas produced, net of
   net of production costs                         (211,953)       (679,718)
Net changes in prices and production costs       (1,173,335)      1,611,530
Sales of reserves in place                         (141,981)              -
Revisions of estimates, less related
   production costs                                 926,529      (1,297,142)
Accretion of discount                                71,236         204,873
Net change in income taxes                          (45,895)        814,881
                                            --------------- ---------------
   Ending balance                             $   4,416,660   $   4,992,059
                                              =============   =============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2008.

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

                                     Title                    Date

/s/ George G. Shaw
------------------------
George G. Shaw                      Director             March 20, 2008



/s/ G. Scott Shaw
------------------------
G. Scott Shaw                       Director             March 20, 2008

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB/A

                                    EXHIBITS