Form 10KSB
period 2008-01-31
ENERGAS RESOURCES INC
filed 2008-05-09
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2008
                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-33259

                             ENERGAS RESOURCES, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                               73-1620724
         ------------------------               -------------------------
         (State of incorporation)            (IRS Employer Identification No.)

      800 Northeast 63rd Street
       Oklahoma City, Oklahoma                                   73105
   ---------------------------------------                  --------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (405)-879-1752 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

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

                                      X
                                    -----       -----
                                     YES          NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended January 31, 2008 were $444,027.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                     Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Company, (51,094,790 shares) based upon the closing price of the Company's common stock on April 25, 2008 was approximately $2,043,791.

As of April 25, 2008 the Company had 82,532,744 outstanding shares of common stock.

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

      MCF. One thousand cubic feet.

      MCFE. Equivalent cubic feet of gas, using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

     In June 2007 and January 2008 the Company sold its oil and gas properties in Kentucky. For financial statement purposes, the January 2008 sale has not been recognized and the properties involved in this sale are shown as "Properties Held For Resale" as of January 1, 2008.

     The Company principally operates in the Arkoma Basin in Oklahoma and the Powder River Basin in Wyoming.

     The Company's corporate offices are located at 800 Northeast 63rd Street, Third Floor, Oklahoma City, Oklahoma 73105 and its telephone number is (405) 879-1752. The Company's web site is www.energasresources.com.

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:


                                          Year Ended January 31,
                        ------------------------------------------------------------
                             2005            2006             2007          2008
                             ----            ----             ----          ----
                        Gross     Net   Gross     Net   Gross     Net   Gross    Net
                        -----     ---   -----     ---   -----     ---   -----    ---
Exploratory Wells (1):
  Productive:
   Oil                   --        --      --      --      --       --     --     --
   Gas                    1      .137      --      --      --       --     --     --
   Nonproductive         --        --       1     .24      --       --     --     --

Development Wells (1):
  Productive:
   Oil                    1      .137       1    .137      --       --     --     --
   Gas                   27     9.625       3   2.625      --       --     --     --
  Nonproductive          --        --       1    .137      --       --     --     --

Total Wells (1):
  Productive:
   Oil                    1      .137       1    .137      --       --     --     --
   Gas                   28     9.762       3   2.625      --       --     --     --
  Nonproductive          --        --       2    .377      --       --     --     --



(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

     In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

      The following table shows, as of April 25, 2008, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)  Developed Acreage   Undeveloped Acreage (2)
             --------------------  -----------------   -----------------------
               Gross        Net    Gross         Net    Gross           Net
               -----        ---    -----         ---    -----           ---

   Oklahoma       3         1.5     (3)         (3)      (3)            (3)
   Wyoming        1         .35      40          14    1,720            602
                ---        ----     ---         ---   ------           ----
       Totals     4        1.85      40          14    1,720            602
                ===        ====     ===         ===   ======           ====

(1)  The wells in Oklahoma are gas wells and the wells in Wyoming are oil wells.
(2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.
(3) For its Oklahoma wells, the Company's interest is limited to the well bores only.

      The following table shows, as of April 25, 2008 the status of Company's gross acreage.

                              Held by Production     Not Held by Production
                              ------------------     ----------------------

      Oklahoma                         (1)                     (1)
      Wyoming                          40                   1,720

(1) For its Oklahoma wells, the Company's interest is limited to the well bores only.

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

      The following table shows the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                    Year Ended January 31,
                                ------------------------------
Production Data:                2006        2007         2008
                                ----        ----         ----
   Production -
      Oil (Bbls)               2,962       1,417         1,501
      Gas (Mcf)              130,748      97,836        59,515
   Average sales price -
      Oil (Bbls)            $  50.16    $  47.67       $ 56.48
      Gas (Mcf)             $   7.96    $   6.04       $  5.88
   Average production -
       costs per MCFE       $   3.49    $   2.43       $  2.90


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

                                                      January 31,
                               -----------------------------------------------------------
                                    2006                    2007                 2008
                               ---------------        ---------------      ---------------
                                Oil        Gas         Oil        Gas      Oil        Gas
                               (Bbls)     (Mcf)       (Bbls)     (Mcf)    (Bbls)     (Mcf)

Proved reserves                 41,180   1,764,909    22,143   1,942,040  53,909    746,499
Estimated future net cash
   flows from proved oil
   and  gas reserves              $8,227,331             $7,383,384           $3,865,249

Present value of future net
  cash flows from proved
  oil and gas reserves            $4,992,059             $4,416,660           $2,077,673


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

         As of April 25, 2008, the Company employed 5 people. The Company's employees work in management, engineering, and accounting. In addition, 2 contract workers were responsible for the supervision and operation of the Company's field activities and providing well services.

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

     None

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

                                             Closing Sale Price
                                                Common Stock
                                            --------------------
            Quarter Ended                    High            Low
            -------------                    ----            ---

            April 30, 2005                   $0.32          $0.30
            July 31, 2005                    $0.28          $0.27
            October 31, 2005                 $0.40          $0.38
            January 31, 2006                 $0.57          $0.54

            April 30, 2006                   $0.44          $0.40
            July 31, 2006                    $0.14          $0.13
            October 31, 2006                 $0.08          $0.07
            January 31, 2007                 $0.04          $0.03

                                             Closing Sale Price
                                                Common Stock
                                            --------------------
            Quarter Ended                    High            Low
            -------------                    ----            ---

            April 30, 2007                   $0.05          $0.02
            July 31, 2007                    $0.05          $0.02
            October 31, 2007                 $0.04          $0.02
            January 31, 2008                 $0.04          $0.02

      As of April 25, 2008 there were approximately 1,400 holders of the Company's common stock.

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

     As of April 25, 2008 the Company did not have any outstanding options, warrants or other securities convertible into common stock.

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

                                   Year Ended January 31,
                                -----------------------------
Production Data:                2006        2007         2008
                                ----        ----         ----
   Production -
      Oil (Bbls)               2,962       1,417         1,501
      Gas (Mcf)              130,748      97,836        59,515
   Average sales price -
      Oil (Bbls)           $   50.16   $   47.67      $  56.48
      Gas (Mcf)            $    7.96   $    6.04      $   5.88
   Average production
       costs per MCFE      $    3.49   $    2.43      $   2.90

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

    In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale closed on June 1, 2007 and the $357,000 received was recorded as a deposit as of January 31, 2007.

     On January 1, 2008 the Company sold its remaining oil and gas properties in Kentucky, as well as its gathering systems, pipelines and equipment, for $2,300,000. For the sale of these assets, the Company received a $100,000 deposit and a non-recourse promissory note for $2,200,000. The note bears interest at 7.5% per year and is secured by liens on the oil and gas properties, wells, fixtures, equipment, and production associated with the properties subject to the sale. The note requires payments of $100,000 on April 1, 2008 and July 1, 2008 and then quarterly interest only payments until the note matures on January 1, 2010.

     Due to the non-recourse nature of the note and the historical operating deficits of the properties subject to the sale, the collection of the note is not certain. Accordingly, for financial statement purposes the $100,000 payment was treated as a deposit and the carrying value of the properties subject to the sale, reduced by a $701,691 impairment charge, were reclassified as properties held for resale.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

YEAR ENDED JANUARY 31, 2008

      Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2008, as compared to the year ended January 31, 2007, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Oil and Gas Sales             D        Sale of Company's Kentucky oil and gas
                                       properties and decrease of production.

Lease Operating Expense       D        Sale of Company's Kentucky oil and gas
                                       properties.

Property Impairment           I        The Company recorded an impairment
                                       expense of $701,691 in connection with
                                       the January 2008 sale of its oil and gas properties in Kentucky.

Depreciation, Depletion       D        Sale of Company's Kentucky oil and gas
and Amortization                       properties.

YEAR ENDED JANUARY 31, 2007

    Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2007, as compared to the year ended January 31, 2006, are discussed below:

                        Increase (I)
Item                   or Decrease (D) Reason
----                   --------------- ------

Oil and Gas Sales            D         Decrease in gas and oil prices and
                                       production

Lease Operating Expenses     D         Reduction in  production  offset by
                                       higher repair and maintenance expenses

Pipeline and Gathering       D         Reduced production
 Expense

General and Administrative   D         Reduction in number of employees and
                                       professional fees

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Property Impairment          D         As of January 31, 2006 the  Company's
                                       investment  in its proved developed oil
                                       and gas properties  exceeded the present
                                       value of the future net cash flows from
                                       these   properties  by  $520,048.  Under
                                       generally accepted accounting principles, the net carrying value of proved natural gas and oil properties cannot exceed the discounted future net cash flows from these properties. Accordingly, $520,048 was recorded as additional depreciation and amortization during fiscal 2006. As of January 31, 2007 the Company's investment in its proved developed oil and gas properties also exceeded the present value of the future net cash flows from these properties, but the difference was not as large as in the previous year.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's material sources and (uses) of cash during the year ended January 31, 2008 were:

      Cash used in operations                                $  (362,848)
      Acquisition and development of oil and gas properties     (575,367)
      Sale of oil and gas properties                           1,178,000
      Loans from related parties                                 (40,650)
      Repayment of notes                                        (699,853)
      Cash on hand at February 1, 2007                           500,718

    The Company's material sources and (uses) of cash during the year ended January 31, 2007 were:

      Cash used in operations                               $   (146,940)
      Development of oil and gas properties                     (219,167)
      Sale of oil and gas properties in Kentucky and Kansas      400,000
      Purchase of equipment                                     (124,293)
      Loans from related parties                                 214,288
      Sale of common stock                                       132,313
      Loan from Dutchess Private Equities                        500,000
      Repayment of debt                                         (156,688)
      Settlement payments to former joint venture partner       (650,000)
      Cash on hand at February 1, 2006                            50,487

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

     In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale closed on June 1, 2007 and the $357,000 received was recorded as a deposit as of January 31, 2007.

Contractual Obligations

      Except as shown in the following table, as of January 31, 2008, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of January 31, 2008 are as follows:


                          Total     2008     2009     2010     2011    2012/2013
                          -----     ----     ----     ----     ----    ---------

Office equipment leases   $28,129  $5,375   $6,846   $6,846    $3,917   $5,145

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      Not Applicable

ITEM 8A(T).  CONTROLS AND PROCEDURES

     George Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

Management's Report on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

     The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the preparation of the Company's annual financial statements, management undertook an assessment of the effectiveness of its internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of January 31, 2008.

      This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this annual report.

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

Name                 Age      Position
----                 ---      --------

George G. Shaw       77       President, Principal Financial Officer,
                              Principal Accounting Officer and a Director
G. Scott Shaw        37       Vice President, Secretary and a Director

      The following is a brief description of the business background of the Company's executive officers and directors:

     GEORGE G. SHAW is the President, Principal Financial Officer, Principal Accounting Officer and a director of the Company. Mr. Shaw has been an officer and director of the Company since July 1991. Mr. Shaw is the President of

Energas Corporation and Energas Pipeline Co., Inc., both privately held companies engaged in oil and gas exploration and gas gathering. Mr. Shaw is the father of G. Scott Shaw.

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

     The following table shows the compensation during the three years ended January 31, 2008, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2008.

                                                                All
                                                               Other
                                                               Annual
                                             Stock   Option    Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards    sation
  Position           Year     (1)     (2)      (3)     (4)       (5)      Total
------------------  ------  ------   -----   ------  ------    --------   -----

George Shaw,        2008  $36,000      --   $15,000      --       --   $51,000
 President          2007  $36,000  $4,500    $5,200      --       --   $45,700
                    2006  $36,000      --   $18,500               --   $54,500

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

     The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2009, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

                                Proposed               Time to Be Devoted
Name                          Compensation            To Company's Business
----                          ------------            ---------------------

George G. Shaw                   $84,000                      100%
G. Scott Shaw                    $72,000                      100%

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2008. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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
                         of Outstanding   of Outstanding        Reflected in
Plan Category             Options  [a]      Options             Column (a))
--------------------------------------------------------------------------------

Incentive Stock Option Plan      --             --              2,000,000
Non-Qualified Stock
   Option Plan                   --             --                750,000

      The following table provides information as of April 25, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                  Total      Shares                  Remaining
                                 Shares   Reserved for   Shares       Options/
                               Reserved   Outstanding   Issued As      Shares
Name of Plan                  Under Plans   Options    Stock Bonus   Under Plans
------------                  ----------- ------------ -----------   -----------

Incentive Stock Option
 Plan                          2,000,000         --          N/A    2,000,000
Non-Qualified Stock Option
 Plan                          1,000,000         --          N/A      750,000
Stock Bonus Plan               4,000,000        N/A    1,836,981    2,163,019

     The following table summarizes the options and stock bonuses granted pursuant to the
Plans as of April 25, 2008:

Incentive Stock Options
-----------------------

                                                                  Options
Shares Subject    Exercise    Date of       Expiration        Exercised as of
 To Option          Price      Grant       Date of Option     April  25, 2008
--------------    --------    -------      --------------     ---------------

                                      None.

Non-Qualified Stock Options
---------------------------

                                                                  Options
Shares Subject    Exercise    Date of       Expiration        Exercised as of
 To Option          Price      Grant       Date of Option     April  25, 2008
--------------    --------    -------      --------------     ---------------

    250,000        $0.32      6-30-03          7-15-05            250,000

Stock Bonuses
-------------

                              Shares Issued as
Name                            Stock Bonus (1)          Date Issued
----                          -----------------          -----------

George Shaw                       100,000                 10/30/03
Scott Shaw                        100,000                 10/30/03
Employees and consultants       1,636,981                 various dates
                                ---------
                                1,836,981


     Separate from its Stock Bonus Plan, the Company has issued the following shares of its common stock to George and Scott Shaw for services rendered.

                              Shares Issued for
Name                         Services Rendered           Date Issued

George Shaw                     100,000                  10/30/05
Scott Shaw                      100,000                  10/30/05
George Shaw                     150,000                   10/2006
Scott Shaw                      150,000                   10/2006
George Shaw                     750,000                    9/2007
Scott Shaw                      750,000                    9/2007


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of the Company's common stock as of April 25, 2008 by (i) each person who is known to the Company to be the beneficial owner of more than 5% the Company's common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the executive officers and directors of the Company, except that George G. Shaw is the father of G. Scott Shaw. As of April 25, 2008 the Company did not have any outstanding options, warrants or other securities convertible into common stock.

                                                   Shares          Percent of
                                                Beneficially      Outstanding
Name and address                                   Owned            Shares
----------------                                ------------      -----------

George G. Shaw                                19,201,849 (1)           23%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                                   3,443,305               4%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Terry R. and Marguerite S. Tyson                8,792,800              11%
16250 County Rd. U
Lipscomb, TX  79056-6304

Executive Officers and Directors as a group    22,645,154              27%
 (two persons)

(1) Includes (i) 2,024,916 shares held by Energas Corporation, (ii) 3,460,320 shares held by Energas Pipeline Co., Inc. and (iii) 1,585,000 shares of common stock held by Mr. Shaw. Energas Corporation and Energas Pipeline Co., Inc. are controlled by Mr. Shaw.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George Shaw, the owner of the building. During the years ended January 31, 2008, 2007 and 2006 the Company paid rent of $45,600, $49,400, and $45,600, respectively. In addition, Mr. Shaw owns Energas Pipeline Company that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2008, 2007 and 2006 Energas Pipeline Company received $12,451, $16,820 and $14,495, respectively, for operating the gathering system.

      As of January 31, 2008 the Company had borrowed $49,962 from Mr. Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations.

     The Company believes that the rent paid to Mr. Shaw and the terms of the other transactions between the Company and its officers and directors discussed above were fair and reasonable and were upon terms as least as favorable as the Company could have obtained from unrelated third parties.

     During the six months ended June 30, 2004, the Company sold 5,000,000 shares of common stock and 5,000,000 warrants to private investors for $1,500,000. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to January 31, 2006. As of January 31, 2007 warrants to purchase 3,506,000 shares had been exercised and the remaining warrants had expired. Terry Tyson, a principal shareholder of the Company, purchased 600,000 shares of common stock and 600,000 warrants in this offering, of which 120,000 warrants were exercised.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
  No.       Description of Exhibit                                Page Number
--------    ----------------------                                -----------

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

 ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Murrell, Hall, McIntosh & Co., PLLP served as the Company's independent public accountants during the fiscal years ended January 31, 2008 and 2007. The following table shows the aggregate fees billed to the Company during the years ended January 31, 2008 and 2007 by Murrell, Hall, McIntosh & Co., PLLP.

                                                  2008           2007
                                                  ----           ----

      Audit Fees                           $53, 386.15     $71,959.50
      Audit-Related Fees                            --             --
      Financial Information Systems                 --             --
      Design and Implementation Fees                --             --
      Tax Fees                                      --             --
      All Other Fees                                --             --

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. and its subsidiaries as of January 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended January 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energas Resources, Inc. and its subsidiaries as of January 31, 2008, and the consolidated results of its operations and its consolidated cash flows for the years ended January 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 30, 2008
Oklahoma City, Oklahoma

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2008


                                     ASSETS

Current Assets
  Cash                                                         $         28,904
  Accounts receivable                                                    52,326
                                                               -----------------
      Total Current Assets                                               81,230
                                                               -----------------
Property and Equipment
     Oil and gas properties, using full cost accounting
     Proved properties                                                2,380,633
     Unproved properties                                                 16,845
     Pipelines                                                                -
                                                               -----------------
                                                                      2,397,478

 Less accumulated depreciation, depletion, and
  amortization, including impairment of $280,201                       (904,302)
                                                               -----------------
                                                                      1,493,176
 Other, net of accumulated depreciation of $30,287                       11,691
                                                               -----------------
                                                                      1,504,867

Properties held for resale, net of impairment of $701,691             2,300,000
                                                               -----------------
 Total Assets                                                  $      3,886,097
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                357,473
   Due to related parties                                                49,962
   Other current liabilities                                             11,992
                                                               -----------------
      Total Current Liabilities                                         419,427
                                                               -----------------

Asset Retirement Obligation                                              41,627
Deposit on sale                                                         100,000

Stockholders' Equity
    Common stock, $.001 par value 100,000,000 shares
     authorized 82,532,744 shares issued and outstanding
     at January 31, 2008                                                 82,533
   Additional paid in capital                                        19,025,907
   Retained (deficit)                                               (15,783,397)
                                                               -----------------
Total Stockholders' Equity                                            3,325,043
                                                               -----------------
Total Liabilities and Stockholders' Equity                     $      3,886,097
                                                               =================



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Years Ended January 31,
                                               2008            2007
                                               ----            ----

Revenue
   Oil and gas sales                       $  431,959     $  630,529
   Pipeline revenue                            12,068         13,831
                                        --------------  ------------
Total Revenue                                 444,027        644,360

Operating Expenses
   Lease operating expense                    119,002        258,583
   Pipeline and gathering expense              82,824        173,824
   General and administrative expense         638,201        739,164
   Property impairment                        701,691        445,148
   Depreciation, depletion and amortization   178,563        334,535
                                        --------------  ------------
      Total Operating Expenses              1,720,281      1,951,254
                                        --------------  ------------
Operating (Loss)                           (1,276,254)    (1,306,894)
                                        --------------  ------------

Other (Expenses) Income
   Other income                                   187            703
   Settlement expense                               -        (20,000)
   Loss on disposal of asset                  (31,060)       (30,907)
   Interest expense                          (162,208)      (159,184)
                                        --------------  ------------
      Total Other (Expense)                  (193,081)      (209,388)
                                        --------------  ------------

Net (Loss) before Income Taxes             (1,469,335)    (1,516,282)

Provision for income taxes                          -              -
                                        --------------  ------------

Net (Loss)                              $  (1,469,335)  $ (1,516,282)
                                        ==============  ============

Net (Loss) per Share, Basic and Diluted $       (0.02)  $      (0.02)
                                        ==============  ============

Weighted average of number of shares
  outstanding                              79,237,416     63,129,982
                                         =============  ============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JANUARY 31, 2007 AND
                                JANUARY 31, 2008


                                               Common Stock             Additional                        Total
                                          ---------------------          Paid-In       Accumulated     Shareholders'
                                          Shares         Amount          Capital         Deficit          Equity
                                          ------         ------          -------       -----------     -------------

Balance, January 31, 2006               58,231,966    $   58,232        $18,103,125   $(12,797,780)    $  5,363,577

Net loss                                         -             -                  -     (1,516,282)      (1,516,282)

Stock issued for equity line of credit     257,810           258            132,055              -          132,313
Stock issued for loan repayment          3,696,032         3,696            177,733              -          181,429
Stock issued for loan discount             800,000           800            115,200              -          116,000
Stock issued for consulting services       254,668           255             14,745              -           15,000
Conversion of related party notes
   payable to stock                     10,433,333        10,433            302,567              -          313,000
Employee stock plan                        799,105           799             26,901              -           27,700
                                      ------------- -------------     --------------  -------------    -------------
Balance, January 31, 2007               74,472,914        74,473         18,872,326    (14,314,062)       4,632,737

Net loss                                                                                (1,469,335)      (1,469,335)

Employee stock plan                     2,600,000          2,600             49,400              -           52,000
Stock issued for accounts payable       1,258,930          1,259             31,355              -           32,614
Stock issued for loan repayment         4,200,900          4,201             72,826              -           77,027
                                      ------------- -------------     --------------  -------------    -------------
Balance, January 31, 2008              82,532,744   $     82,533      $  19,025,907   $(15,783,397)    $  3,325,043
                                      ============= =============     ==============  =============    =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended January  31,
                                                          2008          2007
                                                          ----          ----
Cash Flows From Operating Activities
   Net (Loss)                                       $ (1,469,335)  $ (1,516,282)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
      Depreciation, depletion and amortization           178,563        334,535
        Property impairment                              701,691        445,148
        Loss on disposal of asset                         31,060         30,907
        Amortization of loan discount                    133,000        133,000
        Stock issued for salaries                         52,000         27,700
        Stock issued for consulting                            -         15,000
        (Increase) Decrease in Accounts receivable        16,585        123,445
          Prepaid expense                                    400          8,084
        Increase (Decrease) in Accounts payable and
            accrued expenses                            (109,765)      (112,407)
          Deposits held                                  100,000        357,000
          Asset retirement obligation                      2,953          6,930
                                                   -------------- --------------
        Net Cash Flows Provided by (Used By)
             Operating Activities                       (362,848)      (146,940)

Cash Flows From Investing Activities
   (Investment in) oil and gas properties               (575,367)      (219,167)
   Sale of oil and gas properties                      1,178,000        400,000
   (Purchase of) property and equipment                        -       (124,293)
                                                   -------------- --------------
   Net Cash Provided By (Used By) Investing
    Activities                                           602,633         56,540

Cash Flows from Financing Activities
   Advances from (Repayments to) related parties
       and stockholders                                  (40,650)       214,288
   Sale of common stock                                        -        132,313
   Loan proceeds                                               -        500,000
   Payments on notes payable                            (699,853)      (156,688)
   Settlement payments                                         -       (650,000)
                                                   -------------- --------------
   Net Cash Provided By Financing Activities            (740,503)        39,913

Increase (Decrease) in Cash                             (500,718)       (50,487)
Cash at Beginning of Year                                529,622        580,109
                                                   -------------- --------------
Cash at End of Period                              $      28,904  $     529,622
                                                   ============== ==============

Supplemental Information:
   Interest Paid in Cash                           $      29,208  $      36,878
   Income Taxes Paid                               $           -  $           -

   Non-Cash Transactions:
      Debt converted into 10,433,333 shares of
       common stock                                $           -  $     313,000
      Stock issued for salaries                    $      52,000  $      27,700
      Stock issued for consulting                  $           -  $      15,000
      Asset Retirement Obligation                  $       2,546  $       3,465
      Stock issued for payments on accounts
       payables                                    $      32,614  $           -
      Stock issued for payments on notes payables  $      77,027  $     181,429

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. However, in excess of 32% of the Company's proved reserves are proved not producing or proved undeveloped and will require substantial funds to bring into production. As of January 31, 2008, the Company had incurred losses for the years ended January 31, 2008 and 2007 of $(1,469,335) and $(1,516,282),
respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2008 and 2007, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Since no options were granted, modified or settled during the years ended January 31, 2008 and 2007, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 (FAS
161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

As of June 1, 2007 the Company had finalized a sales agreement for the sale of all Pulaski County, Kentucky properties, gathering systems and equipment for $1,635,560. The Company received cash payments totaling $1,604,500 and in October 2007 agreed to a sales price adjustment reducing the price by $31,060. The sales price adjust was recorded in the carrying amount of oil and gas properties in accordance with the requirements of the full cost method of accounting for oil and gas properties.

On January 1, 2008 the Company finalized a sales agreement for the sale of all remaining Kentucky properties, gathering systems, pipelines and equipment for $2,300,000. The Company received a $100,000 deposit and a non-recourse note receivable for $2,200,000 due on January 1, 2010, with interest of 7.5%, secured by first mortgage liens on real property; lien and security interest in all wells, fixtures and equipment; and collateral assignment of production and proceeds from the properties. The note calls for payments of $100,000 on April 1, 2008 and July 1, 2008 and then quarterly interest only payments until maturity.

Staff Accounting Bulletin 104, Topic 13, "Revenue Recognition," specifies three conditions before revenue can be recognized. These conditions are (1) delivery has occurred or services have been rendered, (2) the sellers price to the buyer is fixed and determinable and (3) collection is reasonably assured. Due to the non-recourse nature of the note and the historical operating deficits generated by the properties, the transaction failed the "collection is reasonably assured" test. Therefore, the $100,000 payment received was treated as a deposit and the carrying value of the properties subject to the sales agreement as reduced by a $701,691 impairment to the anticipated sales price, were reclassified as properties held for resale. No depletion, depreciation or amortization was taken on these properties subsequent to the closing of the sales agreement.

6.  EQUITY LINE OF CREDIT

On September 20, 2004, the Company entered into an equity line of credit agreement with Dutchess Private Equities Fund II, L.P. The purpose of the equity line of credit is to provide a possible source of funding for the Company's oil and gas exploration activities or for working capital.

Under the equity line of credit agreement, Dutchess Private Equities has agreed to provide the Company with up to $10,000,000 of funding prior to October 14, 2007. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Dutchess Private Equities, and Dutchess Private Equities will be obligated to purchase the shares. The minimum and maximum amounts the Company can draw down at any one time are determined using a formula contained in the equity line of credit agreement. The Company is under no obligation to request any drawdown under the equity line of credit. Through January 31, 2008, the company has drawn a sum of $1,107,365, which was repaid by the issuance of 7,689,486 shares of the Company's common stock.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

During the year ended January 31, 2008 proceeds of $77,027 from the equity line of credit agreement were applied to the note payable. Amortization of the loan discount in the amount of $133,000 for the year ended January 31, 2008, is included in interest expense.

As of January 31, 2008 this promissory note has been paid in full with additional prepayment penalties of $20,002 which have been included in interest expense.

8.  RELATED PARTY

George G. Shaw, the Company's President, owns Energas Corporation (Corp.) which operates the Company's wells in Oklahoma and Wyoming. Corp. received an overhead fee from the Company of $18,522 and $18,522 for the years ended January 31, 2008 and 2007, respectively, for operation of the wells.

George G. Shaw, the Company's President, owns Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $131,000 and $156,000 during the years ended January 31, 2008 and 2007, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the years ended January 31, 2008 and 2007 Energas Pipeline Company received $12,451 and $16,820, respectively, in marketing and transportation fees.

The Company's offices are occupied under an unwritten month-to-month lease requiring rental payments of $3,800 per month to George G. Shaw, the Company's President and owner of the building. During each of the years ended January 31, 2008 and 2007 the Company paid rent of $45,600 and $45,600 to the Company's President.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

9. INCOME TAXES

As of January 31, 2008, the Company has approximately $13,037,000 of net operating losses expiring through 2028 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at January 31, 2008, the Company had an unused Canadian net operating loss carry-forward of approximately $395,000, expiring through 2008. These net operating loss carry-forwards may result in future income tax benefits of approximately $4,567,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A reconciliation of the provision (benefit) for income taxes with the amounts determined by applying the U.S. federal income tax rate to income before income taxes is as follows:

                                                        Year Ended January 31
                                                          2008          2007
                                                     ---------------------------

Computed at the federal statutory rate of 34%           $ (489,000)  $ (448,000)
State tax (benefit) at statutory rates                     (57,000)     (59,000)
Change in valuation allowance                              546,000      507,000
                                                     ---------------------------
Income tax expense                                      $        -   $        -

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          As of January 31
                                                          2008          2007
                                                     ---------------------------

Deferred tax liabilities - timing in full cost pool     $ (466,000)  $ (404,000)
Deferred tax assets - net operating losses               5,084,000    4,476,000
Valuation allowance for deferred tax assets             (4,618,000)  (4,072,000)
                                                     ---------------------------
Net deferred tax assets                                 $        -   $        -


The valuation allowance increased $546,000 and $507,000 for the years ending January 31, 2008 and 2007, respectively.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

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

10. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the years ended January 31, 2008 and 2007:

                                                     2008              2007
                                                     ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                        $ (1,469,335)     $(1,516,282)

Denominator:
  Weighted average common shares outstanding        79,237,416       63,129,982
Basic (loss) per share                            $      (0.02)     $     (0.02)

Diluted (loss) per share Numerator:
  Net loss                                        $ (1,469,335)     $(1,516,282)

Denominator:
  Weighted average common shares outstanding        79,237,416       63,129,982
Diluted (loss) per share                          $      (0.02)     $     (0.02)


11.   ASSET RETIREMENT OBLIGATION

Effective June 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. Upon adoption of SFAS 143, the Company recorded an asset retirement obligation liability of $20,770 and an increase to net properties and equipment of $20,770.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

The following table provides a roll forward of the asset retirement obligations:

                                               Year Ended        Year Ended
                                            January 31, 2008   January 31, 2007
                                            ----------------   ----------------

  Asset retirement obligation beginning
        balance                              $     103,687         $    96,756
    Liabilities incurred                                --                  --
    Liabilities transferred to purchaser           (65,013)                 --
    Accretion expense                                2,953               6,931
                                             --------------        ------------
  Asset retirement obligation ending balance $      41,627         $   103,687
                                             =============         ============

12. OPTIONS AND WARRANTS

The Company has issued stock options and stock warrants as follows:

                     Outstanding    Granted   Exercised  Outstanding
           Exercise  January 31,      or         or      January 31,  Expiration
            Price       2007      (Cancelled)  Expired       2008         Date
           --------  -----------  ----------- ---------- -----------  ----------


Warrants  $   0.50     714,286          --     714,286          --    10/01/07


13.  OPERATING LEASES

The Company has two office equipment leases through October 2012. All leases are warranted with full maintenance.

Additionally, the minimum annual rental commitments as of January 31, 2008 under noncancellable leases are as follows: 2009 - $6,846; 2010 - $6,846; 2011 - $3,917; 2013 - $2,940 and 2012 - $2,205.

14.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 68% of total natural gas and oil revenues for the year ended January 31, 2008.

The Company sells gas to Energas Pipeline Company, which is owned by George G. Shaw, the Company's President. For the years ended January 31, 2008 and 2007 these sales were approximately $131,000 and $156,000, respectively.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

15.  FINANCIAL INSTRUMENTS

The carrying amount of cash, receivables, deposits, accounts payable, and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts of notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

16.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

17.  STOCK-BASED COMPENSATION

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2008. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007


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

The following table provides information as of January 31, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                       Shares
                     Total Shares    Reserved for                   Remaining
                    Reserved Under   Outstanding   Shares Issued  Options/Shares
   Name of Plan          Plans         Options     As Stock Bonus  Under Plans
--------------------------------------------------------------------------------
Incentive Stock
 Option Plan           2,000,000              --            N/A       2,000,000
Non-Qualified
 Stock Option Plan     1,000,000              --            N/A         750,000
Stock Bonus Plan       4,000,000              --      1,836,981       2,163,019

The following table summarizes the options and stock bonuses granted pursuant to the Plans as of January 31, 2008:

Incentive Stock Options

                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   January 31,
      Option         Exercise Price   Date of Grant  Date of Option     2007
--------------------------------------------------------------------------------
None                         --              --             --           --

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

Non-Qualified Stock Options

                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   January 31,
      Option         Exercise Price   Date of Grant  Date of Option     2007
--------------------------------------------------------------------------------
250,000                   $0.32         6-30-03          7-15-05      250,000


Stock Bonus Plan

                              Shares Issued as
  Name                         Stock Bonus (1)            Date Issued
-----------------------------------------------------------------------------

George Shaw                       100,000                   10/30/03
Scott Shaw                        100,000                   10/30/03
Employees and consultants       1,836,981              Various dates
                              -----------
                                2,036,981

(1) In October 2006 the Company issued 150,000 shares of its restricted common stock to George Shaw and 150,000 shares to Scott Shaw for services rendered. However the shares issued in October 2006 were not issued pursuant to the Company's Stock Bonus Plan.

The number of shares issued is determined by the daily average market price of the stock on a monthly basis. Compensation expense recognized under this program for the year ended January 31, 2007 was $27,700 for 799,105 shares.

Restricted Stock awards. On October 3, 2007 the Company awarded 2,600,000 shares of restricted common stock valued at $52,000 to employees for services rendered. The awarded shares were not from the Stock Bonus Plan.


18.  SUBSEQUENT EVENTS

On April 11, 2008 the Company sold the Ainsworth #1-33 well for $615,000 less sales expenses of $24,600. The Ainsworth #1-33 net capitalized cost at January 31, 2008 was approximately $328,499.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

19.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

                                                     January 31, 2007
Natural gas and oil           January                    Held for
properties and                31, 2008   Held for use      sale        Total
                              --------------------------------------------------
  Related lease equipment:
  Proved                     $2,380,633   $5,202,576   $1,165,433    $6,368,009
  Unproved                       16,845      144,483            -       144,483
  Pipeline facilities                 -    1,028,101      652,304     1,680,405
                              --------------------------------------------------
                              2,397,478    6,375,160    1,817,737     8,192,897

Accumulated depreciation,
  depletion and impairment     (904,302)  (2,208,931)     (82,737)   (2,291,668)
                              --------------------------------------------------
  Net capitalized costs      $1,493,176   $4,166,229   $1,735,000    $5,901,229
                              ==================================================


Properties held for resale at January 31, 2008 were not included in the January 31, 2008 reserve report, therefore they are not included in this table.

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

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                             Years Ended January 31,
                                              2008             2007
                                              ----             ----

Development costs                      $     575,367       $    219,167
Acquisition of pipelines                           -            124,293
                                       -------------       ------------
                                       $     575,367       $    343,460
                                       =============       ============

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended January 31, 2008 and 2007. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                  Years Ended January 31,
                                                   2008           2007
                                                   ----           ----

        Production revenues                   $  431,959     $   630,529
        Production and transportation costs     (201,826)       (432,677)
        Impairment of property                  (701,691)       (245,148)
        Depletion expense                       (126,315)       (273,184)
                                              -----------    ------------
                                                (597,873)       (320,480)
        Imputed income tax provision (1)               -               -
                                              -----------    ------------
        Results of operation for natural
         gas/oil producing activity           $ (597,873)    $  (320,480)
                                              ===========    ============

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

                                          Gas - mcf        Oil - bbls
                                        ---------------  ----------------
Proved reserves:
     Balance, January 31, 2006              1,764,909            41,180
      Purchase of reserves-in-place                 -                 -
      Extensions and discoveries                    -                 -
      Revisions of previous estimates         274,967           (17,620)
      Production                              (97,836)           (1,417)
                                        ---------------  ----------------
     Balance, January 31, 2007              1,942,040            22,143
                                        ---------------  ----------------
      Purchase of reserves-in-place
      Extensions and discoveries                    -
      Sale of reserves in place            (1,136,665)           (3,256)
      Revisions of previous estimates             615            36,521

          Production                          (59,491)           (1,499)
                                        ---------------  ----------------
     Balance, January 31, 2008                746,499            53,909
                                        ===============  ================
Proved developed reserves:
     Balance, January 31, 2007                955,770            18,712
     Balance, January 31, 2008                746,499            18,237

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

                                            Years Ended January 31,
                                              2008           2007
                                              ----           ----

Future production revenues (1)             $8,271,034    $13,464,890
Future production costs                    (2,566,873)    (3,847,860)
Future development costs                     (624,258)      (789,000)
Future income tax                          (1,214,654)    (1,444,646)
                                         ------------   ------------
Future net cash flows                       3,865,249      7,383,384
Effect of discounting future annual
    cash flows at 10%                      (1,787,576)    (2,966,724)
                                         ------------   ------------
Standardized measure of discounted
    net cash flows                       $  2,077,673   $  4,416,660
                                         ============   ============

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2008 AND 2007

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $6.06 per mcf and $69.15 per bbl at January 31, 2008 as compared to $7.84 per mcf and $55.80 per bbl at January 31, 2007.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2008 and 2007:

                                                   Years Ended January 31,
                                                   2008             2007
                                                   ----             ----
Standardized measure of discounted future
     net cash flows                             $ 2,077,673    $ 4,416,660
Proved natural gas & oil property net of
     Accumulated depreciation, depletion and
     amortization, including impairment of
     $280,201                                     1,479,331      4,416,660
                                                ------------   ------------
Standardized measure of discounted future
     net cash flows in excess of net
     carrying value of proved natural gas &
     oil properties                             $   598,342    $        -
                                                ============   ============

The following reconciles the change in the standardized measure of discounted future net cash flow for the years ended January 31, 2008 and 2007.

                                                   Years Ended January 31,
                                                   2008             2007
                                                   ----             ----

Beginning balance                             $   4,416,660  $   4,992,059
Sales of oil and gas produced, net of
   net of production costs                         (230,133)      (211,953)
Net changes in prices and production costs       (1,751,017)    (1,173,335)
Sales of reserves in place                       (1,014,763)      (141,981)
Revisions of estimates, less related
 production Costs                                   349,596        926,529
Accretion of discount                                77,338         71,236
Net change in income taxes                          229,992        (45,895)
                                              --------------  --------------

Ending balance                                $   2,077,673   $  4,416,660
                                              ==============  ==============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2008.

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

                                     Title                    Date

/s/ George G. Shaw
------------------------
George G. Shaw                      Director             April 30, 2008



/s/ George G. Shaw
------------------------
G. Scott Shaw                       Director             April 30, 2008

                             ENERGAS RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS