Form 10-Q
period 2008-04-30
ENERGAS RESOURCES INC
filed 2008-06-17
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2008

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the transition period from February 1, 2008 to April 30, 2008

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                      ------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

             Delaware                                 73-1620724
   -------------------------------       ----------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

                            800 Northeast 63rd Street
                             Oklahoma City, OK                73105
             -------------------------------------------------------
          (Address of Issuer's Principal Executive Offices) (Zip Code)

                    Issuer's telephone number: (405) 879-1752

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                        Yes __X__       No ____

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                                    Yes ___         No     X
                                                                        -------

         Class of Stock       No. Shares Outstanding            Date
         --------------       ----------------------            ----

            Common                 82,532,744               June 10, 2008

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                    April 30,    January 31,
                                                       2008         2008
                                                   ----------  --------------
                                                   (Unaudited) (Derived from
                                                              audited financial
                                                                 statements)
                        ASSETS
Current Assets
   Cash                                          $    605,117   $    28,904
   Accounts receivable                                 71,859        52,326
                                                 -------------  ------------
      Total Current Assets                            676,976        81,230
                                                 -------------  ------------
Property and Equipment
  Oil and gas properties, using full cost
   accounting
     Proved properties                              1,663,414     2,380,633
     Unproved properties                               16,845        16,845
                                                 -------------  ------------
                                                    1,680,259     2,397,478

  Less accumulated depreciation, depletion,
    and amortization, including impairment
    of $280,201                                      (930,177)     (904,302)
                                                ------------     ------------
                                                      750,082     1,493,176

  Other, net of accumulated depreciation               10,754        11,691
                                                 -------------  ------------
                                                      760,836     1,504,867

Properties held for resale, net of impairment
 of $701,691                                        2,300,000     2,300,000
                                                 -------------  ------------

Total Assets                                     $  3,737,812   $ 3,886,097
                                                 =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses               241,621       357,473
  Due to related parties                               59,962        49,962
  Other current liabilities                            11,992        11,992
                                                 -------------  ------------
      Total Current Liabilities                       313,575       419,427
                                                 -------------  ------------

Asset Retirement Obligation                            42,108        41,627
Deposit on sale                                       100,000       100,000

Stockholders' Equity
  Common stock, $.001 par value 100,000,000
   shares authorized 82,532,744 shares issued
   and outstanding at April 30, and
   January 31, 2008                                    82,533        82,533
  Additional paid in capital                       19,025,907    19,025,907
  Retained (deficit)                              (15,826,311)  (15,783,397)
                                                 -------------  ------------
Total Stockholders' Equity                          3,282,129     3,325,043
                                                 -------------  ------------
Total Liabilities and Stockholders' Equity       $  3,737,812   $ 3,886,097
                                                 =============  ============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                  Three Months Ended
                                                      April 30,
                                              ---------------------------
                                                   2008          2007
                                              -------------  -------------

Revenue
 Oil and gas sales                            $  117,481     $  135,355
 Other                                             3,231          3,309
                                              -------------  -------------
 Total Revenue                                   120,712        138,664

Operating Expenses
 Lease operating expense                          23,004         43,364
 Pipeline and gathering expense                        -         43,513
 General and administrative expense              121,294        122,998
 Depreciation, depletion and amortization         26,812         69,591
                                              -------------  -------------
  Total Operating Expenses                       171,110        279,466
                                              -------------  -------------
Operating (Loss)                                 (50,398)      (140,802)
                                              -------------  -------------
Other (Expenses) Income
 Other income                                        368              -
 Gain on sale of subsidiary                        7,116              -
 Interest expense                                      -        (71,096)
                                              -------------  -------------
  Total Other (Expense)                            7,484        (71,096)
                                              -------------  -------------
Net (Loss) before Income Taxes                   (42,914)      (211,898)

Provision for income taxes                             -              -
                                              -------------  -------------
Net (Loss)                                    $  (42,914)    $ (211,898)
                                              =============  =============
Net (Loss) per Share, Basic and Diluted       $    (0.00)    $    (0.00)
                                              =============  =============
Weighted average of number of shares
outstanding                                   82,532,744     75,104,274
                                              =============  =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               April 30,
                                                      -------------------------
                                                        2008             2007
                                                      --------         --------
Cash Flows From Operating Activities
 Net (Loss)                                        $   (42,914)    $  (211,898)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Gain on sale of TGC                                    (7,116)              -
 Depreciation, depletion and amortization               26,812          69,591
 Amortization of loan discount                               -          66,500
 (Increase) Decrease in
   Accounts receivable                                 (19,533)        (31,199)
   Prepaid expense                                           -          (6,000)
 Increase (Decrease) in
   Accounts payable and accrued expenses                13,582         (94,927)
   Asset retirement obligation                             481           1,733
                                                   ------------    ------------
 Net Cash Flows Provided by (Used By)
  Operating Activities                                 (28,688)       (206,200)

Cash Flows From Investing Activities
 (Investment in) oil and gas properties                 (2,615)        (19,058)
 Proceeds from sale of subsidiary, net of expenses       7,116               -
 Sale of oil and gas properties                        590,400               -
                                                   ------------    ------------
Net Cash Provided By (Used By) Investing Activities    594,901         (19,058)

Cash Flows from Financing Activities
 Advances from (Repayments to) related parties
  and stockholders                                      10,000         (37,100)
 Payments on notes payable                                   -        (261,643)
                                                   ------------    ------------
 Net Cash Provided By (Used By) Financing
   Activities                                           10,000        (298,743)
                                                   ------------    ------------
Increase (Decrease) in Cash                            576,213        (524,001)
Cash at Beginning of Year                               28,904         529,622
                                                   ------------    ------------
Cash at End of Period                              $   605,117     $     5,621
                                                   ============    ============
Supplemental Information:
 Interest Paid in Cash                             $         -     $     4,596
 Income Taxes Paid                                 $         -     $         -

 Non-Cash Transactions:
 Asset Retirement Obligation                       $       481     $     1,733
 Stock issued for payments on notes payables       $         -     $    16,938
 Credit received on recompletion costs                 129,434               -


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007


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

The Company is primarily engaged in the operation, development, production, exploration and acquisition of petroleum and natural gas properties in the United States through its wholly-owned subsidiary, A.T. Gas Gathering Systems, Inc. ("AT GAS"). In addition, the Company owns and operates natural gas gathering systems located in Oklahoma, which serve wells operated by the Company for delivery to a mainline transmission system. The majority of the Company's operations are maintained and occur through AT GAS. AT GAS is a company incorporated in the state of Oklahoma.

The following condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations, although the company believe that the disclosures made are adequate to make the information not misleading. In management's opinion, all adjustments necessary to fairly present the financial position and results of operations have been made for the periods presented.

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. However, in excess of 41% of the Company's proved reserves are proved not producing or proved undeveloped and will require substantial funds to bring into production. As of April 30, 2008, the Company had incurred losses for the three months ended April 30, 2008 and 2007 of $(42,914) and $(211,898), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three months ended April 30, 2008 and 2007, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

Since no options were granted, modified or settled during the three months ended April 30, 2008 and 2007, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.  SALE OF OIL AND GAS PROPERTIES

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

On April 11, 2008 the Company sold its interest in the Ainsworth #1-33 well for $615,000 less sales expenses of $24,600. The carrying value of the full cost pool was reduced by the net proceeds from the sale and no gain or loss was recognized for financial reporting purposes.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

5.  SALE OF TGC

On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,115 gain for financial reporting purposes.

6.  RELATED PARTY

George G. Shaw, the Company's President, owns Energas Corporation (Corp.) which operates the Company's wells in Oklahoma and Wyoming. Corp. received an overhead fee from the Company of $3,644 and $4,683 for the three months ended April 30, 2008 and 2007, respectively, for operation of the wells.

George G. Shaw, the Company's President, owns Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $46,300 and $38,500 during the three months ended April 30, 2008 and 2007, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three months ended April 30, 2008 and 2007 Energas Pipeline Company received $601 and $617, respectively, in marketing and transportation fees.

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During each of the three months ended April 30, 2008 and 2007 the Company paid rent of $11,600 and $11,400 to the Company's President.

7.   INCOME TAXES

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

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

8.   EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended April 30, 2008 and 2007:
                                                           2008          2007
                                                           ----          ----
Basic (loss) per share computation Numerator:
  Net loss                                           $   (42,914)   $  (211,898)

Denominator:
  Weighted average common shares outstanding          82,532,744     75,104,274
Basic (loss) per share                               $     (0.00)   $     (0.00)

Diluted (loss) per share Numerator:
  Net loss                                           $   (42,914)   $  (211,898)

Denominator:
  Weighted average common shares outstanding          82,532,744     75,104,274
Diluted (loss) per share                             $     (0.00)   $     (0.00)

9.    ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                          Three Months Ended  Three Months Ended
                                             April 30, 2008      April 30, 2007
                                          ------------------  ------------------

  Asset retirement obligation beginning
   balance                                   $    41,627         $   103,687
  Liabilities incurred                                --                  --
  Liabilities transferred to purchaser                --                  --
  Accretion expense                                  481               1,732
                                            -------------        ------------
  Asset retirement obligation ending
   balance                                  $     42,108         $   105,419
                                            =============        ============

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

10.  OPERATING LEASES

The Company has two office equipment leases through October 2012. All leases are warranted with full maintenance.

Additionally, the minimum annual rental commitments as of April 31, 2008 under noncancellable leases are as follows: 2009 - $6,846; 2010 - $6,846; 2011 - $3,917; 2012 - $2,940 and 2012 - $2,205.

11.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 39% of total natural gas and oil revenues for the three months ended April 30, 2008.

The Company sells gas to Energas Pipeline Company, which is owned by George G. Shaw, the Company's President. For the three months ended April 30, 2008 and 2007 these sales were approximately $46,300 and $38,500, respectively.

12.  FINANCIAL INSTRUMENTS

The carrying amount of cash, receivables, deposits, accounts payable, and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts of notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

13.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

14.  STOCK-BASED COMPENSATION

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

14. STOCK-BASED COMPENSATION (Continued)

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of April 30, 2008. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.


                                                                   Number of Securities
                                                                    Remaining Available
                                                                    For Future Issuance
                        Number of Securities                           Under Equity
                          to be Issued Upon                         Compensation Plans
                             Exercise of       Weighted-Average    (Excluding Securities
                         Outstanding Options   Exercise Price of    Reflected in column
   Plan Category                [a]           Outstanding options           [a]
----------------------------------------------------------------------------------------

Incentive Stock Option
    Plan                            --                    --               2,000,000

Non-Qualified Stock
    Option Plan                     --                    --                 750,000



The following table provides information as of April 30, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007


14. STOCK-BASED COMPENSATION (Continued)


   Name of Plan      Total Shares   Shares Reserved    Shares       Remaining
                    Reserved Under  for Outstanding   Issued As   Options/Shares
                         Plans          Options      Stock Bonus   Under Plans
--------------------------------------------------------------------------------

Incentive Stock
    Option Plan         2,000,000            --             N/A        2,000,000
Non-Qualified
    Stock Option Plan   1,000,000            --             N/A          750,000
Stock Bonus Plan        4,000,000            --       1,836,981        2,163,019


The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2008:

Incentive Stock Options
-----------------------

                                                                     Options
                                                                    Exercised
                                                                      as of
Shares Subject to                                  Expiration Date  January 31,
    Option         Exercise Price   Date of Grant    of Option         2007
--------------------------------------------------------------------------------

None                     --              --              --             --


Non-Qualified Stock Options
---------------------------

                                                                     Options
                                                                    Exercised
                                                                      as of
Shares Subject to                                  Expiration Date  January 31,
    Option         Exercise Price   Date of Grant    of Option         2007
--------------------------------------------------------------------------------

    250,000             $0.32          6-30-03        7-15-05        250,000


Stock Bonus Plan
----------------

                                 Shares Issued
Name                             as Stock Bonus             Date Issued
                                 --------------             -----------

George Shaw                          100,000                   10/30/03
Scott Shaw                           100,000                   10/30/03
Employees and consultants          1,636,981              Various dates
                                   ---------
                                   1,836,981

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2008 AND 2007

14. STOCK-BASED COMPENSATION (Continued)

      Separate from its Stock Bonus Plan, the Company has issued the following shares of its common stock to George and Scott Shaw for services rendered.

                            Shares Issued for
      Name                  Services Rendered           Date Issued
      ----                  -----------------           -----------

      George Shaw               100,000                  10/30/05
      Scott Shaw                100,000                  10/30/05
      George Shaw               150,000                   10/2006
      Scott Shaw                150,000                   10/2006
      George Shaw               750,000                    9/2007
      Scott Shaw                750,000                    9/2007

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

      In January 2007 the Company entered into an agreement with an unrelated third party for the sale of all its Pulaski County, Kentucky properties, gathering systems and equipment for $1,735,000. As of January 31, 2007 the Company had received cash payments of $557,000 from the third party of which $200,000 was for the sale of certain royalty rights held by the Company and $357,000 represented a deposit on the sale of the remainder of properties, gathering systems, and equipment. The sale of the royalties was completed on January 25, 2007 and the sale was treated as a reduction in the carrying amount of the oil and gas properties in accordance with the full cost method of accounting for oil and gas properties. The remainder of the sale closed on June 1, 2007.

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

      On April 11, 2008 the Company sold its interest in the Ainsworth #1-33 well for $615,000 and incurred sales expenses of $24,600. The carrying value of the full cost pool was reduced by the net proceeds from the sale and no gain or loss was recognized for financial reporting purposes.

      On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,115 gain for financial reporting purposes.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

THREE MONTHS ENDED APRIL 30, 2008

    Material changes of certain items in the Company's Statement of Operations for the three months ended April 30, 2008, as compared to the three months ended April 30, 2007, are discussed below:

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

Lease Operating Expense       D        Sale of Company's Kentucky oil and gas
                                       properties.

Depreciation, Depletion       D        Sale of Company's Kentucky oil and gas
     and Amortization                  properties.


CAPITAL RESOURCES AND LIQUIDITY

     The Company's material sources and (uses) of cash during the three months ended April 30, 2008 and 2007 were:

                                                              2008        2007
                                                              ----        ----

      Cash used in operations                              $(28,688)  $(206,200)
      Acquisition and development of oil and gas
         properties                                          (2,615)    (19,058)

                                                              2008        2007
                                                              ----        ----

      Sale of oil and gas properties                        597,516          --
      Loans from (repayment of loans to) related parties     10,000     (37,100)
      Repayment of notes                                         --    (261,643)
      Cash on hand at beginning of period                       n/a     524,001

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

Contractual Obligations
-----------------------

      As of April 30, 2008 the Company did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

ITEM 4T. CONTROLS AND PROCEDURES

George G. Shaw, Energas' Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Energas' disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Energas' disclosure controls and procedures are effective.

There were no changes in Energas' internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, Energas' internal control over financial reporting.

                           PART II -OTHER INFORMATION

ITEM 6.  EXHIBITS

 Exhibit
 Number     Description of Exhibits
---------   -----------------------

31          Rule 13a-14(a) Certifications
32          Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENERGAS RESOURCES, INC.

Date:  June 14, 2008
                                      By:   /s/ George G. Shaw
                                           -----------------------------------
                                           George G. Shaw, Principal Executive,
                                           Financial and Accounting Officer