Form 10-Q
period 2008-07-31
ENERGAS RESOURCES INC
filed 2008-09-15
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from May 1, 2008 to July 31, 2008

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                       ---------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

            Delaware                                    73-1620724
---------------------------------         ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

           800 Northeast 63rd Street
           Oklahoma City, OK                                    73105
         ------------------------------------------           ----------
       (Address of Issuer's Principal Executive Offices)      (Zip Code)

  Issuer's telephone number:     (405) 879-1752

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
                                                   Yes ____         No   X
                                                                       -----

         Class of Stock      No. Shares Outstanding            Date
         --------------      ----------------------            ----

            Common                 82,532,744           September 10, 2008

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                       July 31,        January 31,
                                                         2008             2008
                                                      ----------       -----------
                                                      (Unaudited)  (Derived from Audited
                                                                   Financial Statements)
                              ASSETS
Current Assets
   Cash                                            $     74,810        $     28,904
   Accounts receivable                                   53,651              52,326
   Prepaid drilling costs                               486,388                  --
                                                   -------------       -------------
        Total Current Assets                            614,849              81,230
                                                   -------------       -------------
Property and Equipment
   Oil and gas properties, using full cost
   accounting
      Proved properties                               1,663,410           2,380,633
      Unproved properties                                16,845              16,845
                                                   -------------       -------------
                                                      1,680,255           2,397,478

   Less accumulated depreciation, depletion,
    and amortization, including impairment
    of $280,201                                        (953,932)           (904,302)
                                                   -------------       -------------
                                                        726,323           1,493,176

   Other, net of accumulated depreciation
    of $32,161                                            9,817              11,691
                                                   -------------       -------------
                                                        736,140           1,504,867

Properties held for resale, net of impairment
  of $701,691                                         2,300,000           2,300,000
                                                   -------------       -------------

Total Assets                                       $  3,650,989        $  3,886,097
                                                   =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                   135,905             357,473
Due to related parties                                   59,962              49,962
Other current liabilities                                11,992              11,992
                                                   -------------       -------------
Total Current Liabilities                               207,859             419,427
                                                   -------------       -------------

Asset Retirement Obligation                              42,515              41,627
Deposit on sale                                         200,000             100,000

Stockholders' Equity

   Common stock, $.001 par value 100,000,000
    shares authorized 82,532,744 shares issued
    and outstanding at July 31, and January
    31, 2008                                             82,533              82,533
   Additional paid in capital                        19,025,907          19,025,907
   Retained (deficit)                               (15,907,825)        (15,783,397)
                                                   -------------       -------------
Total Stockholders' Equity                            3,200,615           3,325,043
                                                   -------------       -------------
Total Liabilities and Stockholders' Equity         $  3,650,989        $  3,886,097
                                                   =============       =============


          See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three months              Six Months
                                           Ended                   Ended
                                          July 31,                July 31,
                                      2008      2007         2008         2007
                                      ----      ----         ----        -----
Revenue
 Oil and gas sales               $   80,823  $  118,834  $   198,304  $ 254,189
 Pipeline revenue                     3,286       2,731        6,517      6,040
                                 ----------- ----------- ------------ ----------
      Total Revenue                  84,109     121,565      204,821    260,229
                                 ----------- ----------- ------------ ----------

Operating Expenses
 Lease operating expense             20,860      30,654       43,864     74,018
 Pipeline and gathering expense       1,800      15,442        1,800     58,955
 General and administrative
  expense                           119,544     199,922      240,838    322,920
 Depreciation, depletion and
  amortization                       24,693      43,344       51,505    112,935
                                 ----------- ----------- ------------ ----------
      Total Operating Expenses      166,897     289,362      338,007    568,828

Operating (Loss)                    (82,788)   (167,797)    (133,186)  (308,599)
                                 ----------- ----------- ------------ ----------

Other (Expenses) Income
   Interest income                    1,274           -        1,642          -
   Gain on sale of subsidiary             -           -        7,116          -
   Interest expense                       -     (90,902)           -   (161,998)
                                 ----------- ----------- ------------ ----------
      Total Other Income (Expense)    1,274     (90,902)       8,758   (161,998)
                                 ----------- ----------- ------------ ----------
Net (Loss) before Income Taxes      (81,514)   (258,699)    (124,428)  (470,597)

Provision for income taxes                -           -            -          -
                                 ----------- ----------- ------------ ----------

Net (Loss)                       $  (81,514) $ (258,699) $  (124,428) $(470,597)
                                 =========== =========== ============ ==========
Net (Loss) per Share, Basic
 and Diluted                     $        -  $        -  $         -  $   (0.01)
                                 =========== =========== ============ ==========
Weighted average of number of
 shares outstanding              82,532,744  78,673,028   82,532,744  76,886,364
                                 =========== =========== ============ ==========


          See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              July 31,
                                                   -----------------------------
                                                        2008            2007
                                                   -------------- --------------
Cash Flows From Operating Activities
 Net (Loss)                                        $   (124,428)  $   (470,597)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
 Depreciation, depletion and amortization                51,505        112,935
 Amortization of loan discount                                -        133,000
 (Increase) Decrease in
   Accounts receivable                                   (1,325)         8,313
   Prepaid drilling costs                              (486,388)             -
 Increase (Decrease) in
   Accounts payable and accrued expenses                (92,134)      (337,936)
   Deposits held                                        100,000              -
   Asset retirement obligation                              887          2,139
                                                   -------------- --------------
 Net Cash Flows Provided by (Used By) Operating
 Activities                                            (551,883)      (552,146)
                                                   -------------- --------------
Cash Flows From Investing Activities
 (Investment in) oil and gas properties                  (2,611)      (192,285)
 Sale of oil and gas properties                         590,400      1,079,440
                                                   -------------- --------------
Net Cash Provided By (Used By) Investing Activities     587,789        887,155
                                                   -------------- --------------

Cash Flows from Financing Activities
 Advances from (Repayments to) related parties
  and stockholders                                       10,000       (144,150)
 Payments on notes payable                                    -       (699,853)
                                                   -------------- --------------
Net Cash Provided By Financing Activities                10,000       (844,003)
                                                   -------------- --------------

Increase (Decrease) in Cash                              45,906       (508,994)
Cash at Beginning of Year                                28,904        529,622
                                                   -------------- --------------
Cash at End of Period                              $     74,810   $     20,628
                                                   ============== ==============

Supplemental Information:
 Interest Paid in Cash                             $          -   $     28,998
                                                   ============== ==============
 Income Taxes Paid                                 $          -   $          -
                                                   ============== ==============
 Non-Cash Transactions:
 Asset Retirement Obligation                       $        888   $      2,139
                                                   ============== ==============
 Stock issued for payments on accounts payable     $          -   $     20,614
                                                   ============== ==============
 Stock issued for payments on notes payable        $          -   $     77,027
                                                   ============== ==============

          See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. However, in excess of 28% of the Company's proved reserves are proved not producing or proved undeveloped and will require substantial funds to bring into production. As of July 31, 2008, the Company had incurred losses for the six months ended July 31, 2008 and 2007 of $(124,428) and $(470,597), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of results that may be expected for the year ended January 31, 2009. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended January 31, 2008. The January 31, 2008 consolidated condensed balance sheet was derived from audited financial statements

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AT Gas and TGC (through February 15, 2008). All significant inter-company items have been eliminated in consolidation.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and six months ended July 31, 2008 and 2007, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

Since no options were granted, modified or settled during the three and six months ended July 31, 2008 and 2007, there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

New Accounting Pronouncements - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement. In February 2008, the FASB issued Staff Position No. SFAS 157 (FSP No 157-2) Effective Date of FASB Statement No 157, that defers the effect date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilites for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently assessing the effect of the adoption of SFAS 157 to nonfinancial assets and nonfinancal liabilities.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 (FAS
161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

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

On January 1, 2008 the Company finalized a sales agreement for the sale of all remaining Kentucky properties, gathering systems, pipelines and equipment for $2,300,000. The Company received a $100,000 deposit and a non-recourse note receivable for $2,200,000 due on January 1, 2010, with interest of 7.5%, secured by first mortgage liens on real property; lien and security interest in all wells, fixtures and equipment; and collateral assignment of production and proceeds from the properties. The note called for payments of $100,000 on April 1, 2008 and July 1, 2008 and then quarterly interest only payments until maturity. The Company did not receive the second $100,000 payment due on this note until August of 2008. No interest has been accrued on this note as of July 31, 2008 due to the lack of reasonable assurance regarding its collectibility.

Staff Accounting Bulletin 104, Topic 13, "Revenue Recognition," specifies three conditions before revenue can be recognized. These conditions are (1) delivery has occurred or services have been rendered, (2) the sellers price to the buyer is fixed and determinable and (3) collection is reasonably assured. Due to the non-recourse nature of the note and the historical operating deficits generated by the properties, the transaction failed the "collection is reasonably assured" test. Therefore, the $200,000 in principal payments received are treated as a deposit and the carrying value of the properties subject to the sales agreement as reduced by an $701,691 impairment to the anticipated sales price, were reclassified as properties held for resale. No depletion, depreciation or amortization was taken on these properties subsequent to the closing of the sales agreement.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


On April 11, 2008 the Company sold the Ainsworth #1-33 well for $615,000 less sales expenses of $24,600. The carrying value of the full cost pool was reduced by the net proceeds from the sale and no gain or loss was recognized for financial reporting purposes.

5.  SALE OF TGC

On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,116 gain for financial reporting purposes.

6.  RELATED PARTY

George G. Shaw, the Company's President, owns Energas Corporation (Corp.) which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $512,406 and $22,359 for the six months ended July 31, 2008 and 2007, respectively, and $499,012 and $12,074 for the three months ended July 31, 2008 and 2007 for prepaid drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $6,502 and $9,366 for the six months ended July 31, 2008 and 2007, respectively, and $1,819 and $5,722 for the three months ended July 31, 2008 and 2007, respectively, for operation of the wells. As of July 31, 2008 $486,388 of the prepaid drilling costs had been paid to third parties and is reflected on the balance sheet as prepaid drilling costs.

George G. Shaw, the Company's President, owns Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $63,000 and $32,100 during the three months ended July 31, 2008 and 2007, respectively and $109,300 and $70,600 during the six months ended July 31, 2008 and 2007, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three months ended July 31, 2008 and 2007 Energas Pipeline Company received $620 and $504, respectively, and $1,221 and $1,121 during the six months ended July 31, 2008 and 2007, respectively, in marketing and transportation fees.

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three and six months ended July 31, 2008 and 2007 the Company paid rent of $12,000, $23,600, $11,400 and $22,800, respectively, to the Company's President.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

8. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended July 31, 2008 and 2007:

                                                          2008          2007
                                                          ----          ----
Basic income (loss) per share computation Numerator:
  Net loss                                            $   (81,514)  $  (258,699)

Denominator:
  Weighted average common shares outstanding           82,532,744    78,673,028
Basic income (loss) per share                         $     (0.00)  $     (0.00)

Diluted income (loss) per share Numerator:
  Net loss                                            $   (81,514)  $  (258,699)

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


Denominator:
  Weighted average common shares outstanding           82,532,744    78,673,028
Diluted income (loss) per share                       $     (0.00)  $     (0.00)


The following reconciles the components of the EPS computation for the six months ended July 31, 2008 and 2007:

                                                          2008          2007
                                                          ----          ----
Basic (loss) per share computation Numerator:
  Net loss                                            $  (124,428)  $  (470,597)

Denominator:
  Weighted average common shares outstanding           82,532,744    76,886,364
Basic (loss) per share                                $     (0.00)  $     (0.01)

Diluted (loss) per share Numerator:
  Net loss                                            $  (124,428)  $  (470,597)

Denominator:
  Weighted average common shares outstanding           82,532,744    76,886,364
Diluted (loss) per share                              $     (0.00)  $     (0.01)

9. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                             Six Months Ended   Six Months Ended
                                               July 31, 2008      July 31, 2007
                                               -------------      -------------

  Asset retirement obligation beginning
        balance                                $     41,627       $    103,687
    Liabilities incurred                                 --                 --
    Liabilities transferred to purchaser                 --                 --
    Accretion expense                                   888              2,139
                                               -------------      -------------
  Asset retirement obligation ending balance   $     42,515       $    105,826
                                               =============      =============

10.  OPERATING LEASES

The Company has two office equipment leases through October 2012. All leases are warranted with full maintenance.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


Additionally, the minimum annual rental commitments as of July 31, 2008 under noncancellable leases are as follows: 2009 - $6,846; 2010 - $6,846; 2011 - $3,917; 2012 - $2,940 and 2012 - $2,205.

11.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 71% of total natural gas and oil revenues for the six months ended July 31, 2008.

The Company sells gas to Energas Pipeline Company, which is owned by George G. Shaw, the Company's President. These sales were approximately $63,000 and $32,100 during the three months ended July 31, 2008 and 2007, respectively and $109,300 and $70,600 during the six months ended July 31, 2008 and 2007, respectively

12.  FINANCIAL INSTRUMENTS

The carrying amount of cash, receivables, prepaid drilling costs, deposits, accounts payable, and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts of notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

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

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of July 31, 2008. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.
                                                                  Number of
                                                                 Securities
                                                                  Remaining
                                                                Available For
                                                               Future Issuance
                          Number of                             Under Equity
                      Securities to be                       Compensation Plans
                        Issued Upon                              (Excluding
                        Exercise of       Weighted-Average       Securities
                    Outstanding Exercise      Price of          Reflected in
   Plan Category         Options [a]     Outstanding options     column [a]
--------------------------------------------------------------------------------

Incentive Stock Option
    Plan                     --                 --               2,000,000

Non-Qualified Stock
    Option Plan              --                 --                 750,000


The following table provides information as of July 31, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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


The following table summarizes the options and stock bonuses granted pursuant to the Plans as of July 31, 2008:

Incentive Stock Options
-----------------------

                                                                      Options
                                                                     Exercised
 Shares Subject to                                   Expiration     as of July
      Option        Exercise Price   Date of Grant  Date of Option   31, 2008
--------------------------------------------------------------------------------

None                        --              --              --             --


Non-Qualified Stock Options
---------------------------

                                                                       Options
                                                                     Exercised
 Shares Subject                                        Expiration    as of July
   to Option         Exercise Price   Date of Grant  Date of Option   31, 2008
--------------------------------------------------------------------------------

     250,000              $0.32           6-30-03        7-15-05        250,000

Stock Bonus Plan
----------------

                                  Shares Issued
Name                              as Stock Bonus             Date Issued
----                              --------------             -----------

George Shaw                          100,000                   10/30/03
Scott Shaw                           100,000                   10/30/03
Employees and consultants          1,636,981              Various dates
                                   ---------
                                   1,836,981

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JULY 31, 2008 AND 2007


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

      On January 1, 2008 the Company sold its remaining oil and gas properties in Kentucky, as well as its gathering systems, pipelines and equipment, for $2,300,000. For the sale of these assets, the Company received a $100,000 deposit and a non-recourse promissory note for $2,200,000. The note bears interest at 7.5% per year and is secured by liens on the oil and gas properties, wells, fixtures, equipment, and production associated with the properties subject to the sale. The note requires payments of $100,000 on April 1, 2008 and July 1, 2008 and then quarterly interest only payments until the note matures on January 1, 2010. The Company did not receive the second $100,000 payment due on this note until August of 2008. No interest has been accrued on this note as of

July 31, 2008 due to the lack of reasonable assurance regarding its collectibility.

      Due to the non-recourse nature of the note and the historical operating deficits of the properties subject to the sale, the collection of the note is not certain. Accordingly, for financial statement purposes the $200,000 payments received during the six months ended July 31, 2008 was treated as deposits and the carrying value of the properties subject to the sale, reduced by a $701,691 impairment charge which had been recorded at January 31, 2008, remained reclassified as properties held for resale.

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

      During the six months ended July 31, 2008 the Company advanced a total of $486,388 to a third party for drilling and completing a well in Niobrara County, Wyoming.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

Three and Six Months Ended July 31, 2008

    Material changes of certain items in the Company's Statement of Operations for the three and six months ended July 31, 2008, as compared to the three and six months ended July 31, 2007, are discussed below:

                      Increase (I)
Item                 or Decrease (D)   Reason
----                 ---------------   ------

Oil and Gas Sales              D       Sale of Company's Kentucky oil and gas
                                       properties, sale of Ainsworth #1-33 well, and decrease in production.

Lease Operating Expense        D       Sale of Company's Kentucky oil and gas
                                       properties and sale of Ainsworth #1-33
                                       well.

General and Administrative    D        Sale   of   Kentucky    oil   and   gas
                                       properties and
     Expense                           decrease in staff.

Depreciation, Depletion       D        Sale of Company's Kentucky oil and gas
     and Amortization                  properties and sale of Ainsworth  #1-33
                                       well.

Capital Resources and Liquidity
-------------------------------

     The Company's material sources and (uses) of cash during the six months ended July 31, 2008 and 2007 were:

                                                            2008        2007
                                                            ----        ----

      Cash used in operations                           $(551,883)  $(552,146)
      Acquisition and development of oil and
         gas properties                                    (2,611)   (192,285)
      Sale of oil and gas properties                      590,400   1,079,440
      Loans from (repayment of loans to) related parties   10,000    (144,150)
      Repayment of notes                                       --    (699,853)
      Cash on hand at beginning of period                      --     308,994


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

Contractual Obligations

      As of July 31, 2008 the Company did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

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


                                      ENERGAS RESOURCES, INC.

Date:  September 12, 2008
                                      By: /s/ George G. Shaw
                                          ------------------------------------
                                          George G. Shaw, Principal Executive,
                                          Financial and Accounting Officer