Form 10-Q
period 2008-10-31
ENERGAS RESOURCES INC
filed 2008-12-22
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended October 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
               (Exact Name of Issuer as Specified in Its Charter)

           Delaware                                     73-1620724
---------------------------------          -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

          800 Northeast 63rd Street
          Oklahoma City, OK                                     73105
         ------------------------------------------------     ----------
         (Address of Issuer's Principal Executive Offices)    (Zip Code)

  Issuer's telephone number:     (405) 879-1752

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                      Yes ____X_____         No __________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                              Yes _____       No     X

         Class of Stock      No. Shares Outstanding               Date
         --------------      ----------------------               ----

            Common                 82,532,744               December 10, 2008

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   October 31,     January 31,
                                                      2008             2008
                                                   ---------       -----------
                                                   (Unaudited)
 ASSETS

Current Assets
   Cash                                           $    22,537     $    28,904
   Accounts receivable                                 16,969          52,326
   Prepaid drilling costs                                   -               -
                                                 -------------   -------------
        Total Current Assets                           39,506          81,230
                                                 -------------   -------------

Property and Equipment
   Oil and gas properties, using full cost
   accounting
     Proved properties                              2,324,241       2,380,633
     Unproved properties                               16,845          16,845
                                                 -------------   -------------
                                                    2,341,086       2,397,478

     Less accumulated depreciation, depletion,
     and amortization, including impairment
     of $280,201                                     (978,758)       (904,302)
                                                 -------------   -------------
                                                    1,362,328       1,493,176
  Other, net of accumulated depreciation
  of $33,098 and $30,287                                8,880          11,691
                                                 -------------   -------------
                                                    1,371,208       1,504,867

Note Receivable, net of allowance of $1,117,230
and $0                                                994,790       2,300,000
                                                 -------------   -------------
Total Assets                                      $ 2,405,504     $ 3,886,097
                                                 =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued expenses               149,584         357,473
  Due to related parties                               70,962          49,962
  Other current liabilities                            11,992          11,992
                                                 -------------   -------------
        Total Current Liabilities                     232,538         419,427

 Asset Retirement Obligation                           42,922          41,627
 Deposit on sale                                            -         100,000
                                                 -------------   -------------
        Total Liabilities                             275,460         561,054
                                                 -------------   -------------
Stockholders' Equity
  Common stock, $.001 par value 100,000,000
   shares authorized 84,532,744 and 82,532,744
   shares issued and outstanding at October 31,
   and January 31, 2008                                84,533          82,533
  Additional paid in capital                       19,064,907      19,025,907
  Retained (deficit)                              (17,019,396)    (15,783,397)
                                                 -------------   -------------
Total Stockholders' Equity                          2,130,044       3,325,043
                                                 -------------   -------------
Total Liabilities and Stockholders' Equity        $ 2,405,504     $ 3,886,097
                                                 =============   =============

See  notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended             Nine Months Ended
                                                    October 31,                    October 31,
                                               2008             2007          2008            2007
                                               ----             ----          ----            ----
Revenue
   Oil and gas sales                       $   52,786       $   84,762     $  251,090     $  338,951
   Pipeline revenue                             3,096            3,153          9,613          9,193
                                          ------------     ------------   ------------   ------------
     Total Revenue                             55,882           87,915        260,703        348,144

Operating Expenses
   Lease operating expense                     17,298           24,611         61,162         98,629
   Pipeline and gathering expense                 900           14,185          2,700         73,140
   General and administrative expense         144,735          165,383        385,573        488,303
   Bad debt expense                         1,117,230                -      1,117,230              -
   Depreciation, depletion and amortization    25,763           51,192         77,268        164,127
                                          ------------     ------------   ------------   ------------
         Total Operating Expenses           1,305,926          255,371      1,643,933        824,199
                                          ------------     ------------   ------------   ------------
Operating (Loss)                           (1,250,044)        (167,456)    (1,383,230)      (476,055)
                                          ------------     ------------   ------------   ------------
Other (Expenses) Income
   Interest income                            138,473                -        140,115              -
   Gain on sale of subsidiary                       -                -          7,116              -
   Interest expense                                 -              (33)             -       (162,031)
                                          ------------     ------------   ------------   ------------
         Total Other (Expense)                138,473              (33)       147,231       (162,031)
                                          ------------     ------------   ------------   ------------
Net (Loss) before Income Taxes             (1,111,571)        (167,489)    (1,235,999)      (638,086)

Provision for income taxes                          -                -              -              -
                                          ------------     ------------   ------------   ------------
Net (Loss)                                $(1,111,571)     $  (167,489)   $(1,235,999)   $  (638,086)
                                          ============     ============   ============   ============
Net (Loss) per Share, Basic and Diluted   $     (0.01)     $         -    $     (0.02)   $     (0.01)
                                          ============     ============   ============   ============
Weighted average of number of shares
   outstanding                             82,576,222       80,567,527     82,547,343     78,126,902
                                          ============     ============   ============   ============


See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Nine Months Ended
                                                                  October 31,
                                                          -------------------------
                                                          2008                 2007
                                                          ----                 ----

Net (Loss)                                          $  (1,235,999)      $    (638,086)
Adjustments to reconcile net loss to net cash
provided by operating activities
   Depreciation, depletion and amortization                77,267             164,128
   Bad debt provision                                   1,117,230                   -
   Amortization of loan discount                                -             133,000
   Stock issued for salaries                               41,000              26,000
   (Increase) Decrease in
     Accounts receivable                                   35,357              21,540
     Prepaid drilling costs                                     -                   -
   Increase (Decrease) in
     Accounts payable and accrued expenses                (78,455)           (289,152)
     Asset retirement obligation                            1,295               2,546
                                                    --------------      --------------
   Net Cash Flows Provided by (Used By) Operating
    Activities                                            (42,305)           (580,024)

(Investment in) oil and gas properties                   (663,442)           (129,632)
Payments on note receivable                                87,980                   -
Sale of oil and gas properties                            590,400           1,067,500
                                                    --------------      --------------
   Net Cash Provided By (Used By) Investing
    Activities                                             14,938             937,868

Advances from (Repayments to) related parties
 and stockholders                                          21,000            (142,750)
Payments on notes payable                                       -            (699,853)
                                                    --------------      --------------
   Net Cash Provided By (used by) Financing
    Activities                                             21,000            (842,603)

Increase (Decrease) in Cash                                (6,367)           (484,759)
Cash at Beginning of Period                                28,904             529,622
                                                    --------------      --------------
Cash at End of Period                                $     22,537        $     44,863
                                                    ==============      ==============
Interest Paid in Cash                                $          -        $     28,998
                                                    ==============      ==============
Income Taxes Paid in Cash                            $          -        $          -
                                                    ==============      ==============
Non-Cash Transactions:
   Asset Retirement Obligation                       $      1,295        $      2,546
                                                    ==============      ==============
   Stock issued for salaries                         $     41,000        $     26,000
                                                    ==============      ==============
   Stock issued for payments on accounts payable     $          -        $     32,614
                                                    ==============      ==============
   Stock issued for payments on notes payable        $          -        $     77,027
                                                    ==============      ==============


See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)


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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitability. However, in excess of 28% of the Company's proved reserves are proved not producing or proved undeveloped and will require substantial funds to bring into production. As of October 31, 2008, the Company had incurred losses for the nine months ended October 31, 2008 and 2007 of $(226,188) and $(638,086),
respectively. There is substantial doubt as to the Company's ability to continue as a going concern, which is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of results that may be expected for the year ended January 31, 2009. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended January 31, 2008. The January 31, 2008

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

consolidated condensed balance sheet was derived from audited financial statements.

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

The oil industry is subject, by its nature, to environmental hazards and cleanup costs for which we carry liability insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling is the estimated after-tax future net revenue from proved natural gas and oil properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved reserves. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling on an annual basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

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

Equipment - Equipment is recorded at cost and depreciated on the Straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


Asset Retirement Obligations - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations the Company records the fair value of its liability for asset retirement obligations in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

Accounts and Notes Receivable - Management periodically assesses the collectibility of the Company's accounts and notes receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The provision for bad debt related to the note receivable has been recorded at $1,117,230 as of October 31, 2008 due to the factors discussed in
Note 5.

Earnings per share - The Company follows SFAS No. 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

the entity. For the three and nine months ended October 31, 2008 and 2007, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

No options were granted, modified or settled during the three and nine months ended October 31, 2008 and 2007, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 16, the Company awarded 2,000,000 shares of common stock to employees on September 26, 2008. Using the market price of $.0205 on that date, the Company has recognized stock based compensation of $41,000 during the three months ended October 31, 2008.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at October 31, 2008 and January 31, 2008. An allowance for bad debt has been recorded against the note receivable as of October 31, 2008 as discussed further in Note 5.

Income taxes - Income taxes are accounted for under the asset and liability method under SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future timing differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

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

Segment Reporting - SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires a public entity to report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding now to allocate resources to segments.

The majority of the operations involve the operation, development and production of oil and gas properties. An incidental amount of assets (less than 10%) are associated with pipeline activities and the pipeline is operated soley to serve specific properties. Therefore management does not consider the pipeline activities to be separable from the oil and gas activities and the operations are reported herein as a single operating segment.

Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation. See further discussion at Note 16.

New Accounting Pronouncements - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement. In
February 2008, the FASB issued Staff Position No. SFAS 157 (FSP No 157-2) Effective Date of FASB Statement No 157, that defers the effect date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently assessing the effect of the adoption of SFAS 157 to nonfinancial assets and nonfinancial liabilities.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS 162 to have a material impact on its future consolidated results of operations or its financial position.

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

On January 1, 2008 the Company finalized a sales agreement for the sale of all remaining Kentucky properties, gathering systems, pipelines and equipment for $2,300,000. The Company received a $100,000 deposit and a non-recourse note receivable for $2,200,000 due on January 1, 2010, with interest of 7.5%, secured by first mortgage liens on real property; lien and security interest in all wells, fixtures and equipment; and collateral assignment of production and proceeds from the properties. See Note 5 for additional discussion of the note receivable resulting from this transaction.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

On April 11, 2008 the Company sold the Ainsworth #1-33 well for $615,000 less sales expenses of $24,600. The carrying value of the full cost pool was reduced by the net proceeds from the sale and no gain or loss was recognized for financial reporting purposes.

5.  NOTE RECEIVABLE

At the time of the transaction described in Note 4, current production levels indicated that significant funds would need to be invested in the properties to fully develop anticipated reserves and thereby generate revenues sufficient to repay the promissory note. Due to this uncertainty, management determined to characterize the promissory note as 'properties held for resale' on the balance sheet. Following the guidance of Staff Accounting Bulletin 104, Topic 13, "Revenue Recognition", management also determined to hold all payments received on the promissory note as a liability titled "Deposit on Sale" and did not reduce the note balance nor record interest income from the date of the transaction through the six months ended July 31, 2008.

On December 2, 2008 the debtor, Wildcat Energy Corp., with its parent entity Platina Energy Group, filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. At the time of filing, all payments due to the Company had been received. However, the act of filing for bankruptcy is a condition of default under the promissory note, which would allow the Company to petition the bankruptcy court to foreclose on the related oil and gas properties and all pipeline and other equipment if they so choose.

In considering their options for collection of the outstanding note balance, management determined that the previous classification of properties held for resale should have been as a note receivable with consideration given for an allowance for bad debt. SFAS 114, "Accounting by Creditors for Impairment of a Loan", defines the conditions under which a creditor should consider impairment of a loan and provides a framework in which to measure the impairment. Within this framework, management believes the note receivable is collateral dependent as the repayment of the debt is expected to be provided solely by the underlying collateral. Under these conditions, SFAS 114 requires an allowance for uncollectability if the present value of expected future cash flows from the collateral is less than the recorded investment in the debt.

Utilizing information available to them in prior reserve reports and more recent production data, management calculated the expected future cash flows of the collateral and believes an allowance for bad debt of $1,117,230 should be recorded as of October 31, 2008.

6.  SALE OF TGC

On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,115 gain for financial reporting purposes. This transaction is not significant to operations and has been included in other amounts within the condensed consolidated statement of cash flows.

7.  RELATED PARTY

George G. Shaw, the Company's President, owns Energas Corporation (Corp.) which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $698,212 and $33,020 for the nine months ended October 31, 2008 and 2007, respectively, and $185,806 and $10,661 for the three months ended October 31, 2008 and 2007 for drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $9,319 and $14,049 for the nine months ended October 31, 2008 and 2007, respectively, and $2,817 and $4,683 for the three months ended October 31, 2008 and 2007, respectively, for operation of the wells.

George G. Shaw, the Company's President, owns Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $24,400 and $29,000 during the three months ended October 31, 2008 and 2007, respectively and $133,700 and $99,600 during the nine months ended October 31, 2008 and 2007, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three months ended October 31, 2008 and 2007 Energas Pipeline Company received $580 and $580, respectively, and $1,800 and $1,700 during the nine months ended October 31, 2008 and 2007, respectively, in marketing and transportation fees.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three and nine months ended October 31, 2008 and 2007 the Company paid rent of $12,000, $35,600, $11,400 and $34,200, respectively, to the Company's President.

8. INCOME TAXES

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

During  the  nine  months   ended   October  31,  2008  the  Company   generated
approximately $119,000 in additional net operating loss that will be subject to the limitations discussed above.

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

9. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended October 31, 2008 and 2007:


                                                              2008            2007
                                                              ----            ----
Basic income (loss) per share computation Numerator:
  Net loss                                              $   (101,760)   $   (167,489)

Denominator:
  Weighted average common shares outstanding              82,576,222      80,567,527
Basic income (loss) per share                           $      (0.00)   $      (0.00)




                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)


Diluted income (loss) per share Numerator:
  Net loss                                              $   (101,760)   $   (167,489)

Denominator:
  Weighted average common shares outstanding              82,576,222      80,567,527
Diluted income (loss) per share                         $      (0.00)   $      (0.00)


The following reconciles the components of the EPS computation for the nine months ended October 31, 2008 and 2007:


                                                              2008            2007
                                                              ----            ----
Basic (loss) per share computation Numerator:
  Net loss                                              $   (226,188)   $   (638,086)

Denominator:
  Weighted average common shares outstanding              82,547,343      78,126,902
Basic (loss) per share                                  $      (0.00)   $      (0.01)

Diluted (loss) per share Numerator:
  Net loss                                              $   (226,188)   $   (638,086)

Denominator:
  Weighted average common shares outstanding              82,547,343      78,126,902
Diluted (loss) per share                                $      (0.00)   $      (0.01)

10. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                           Nine Months Ended   Nine Months Ended
                                            October 31, 2008    October 31, 2007
                                           -----------------   -----------------
  Asset retirement obligation beginning
        balance                              $      41,627       $     103,687
    Liabilities incurred                                --                  --
    Liabilities transferred to purchaser                --             (65,013)
    Accretion expense                                1,295               2,546
                                             --------------      --------------
  Asset retirement obligation ending balance $      42,922       $      41,220
                                             ==============      ==============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)


11.  OPERATING LEASES

The Company has two office equipment leases through October 2012. All leases are warranted with full maintenance.

Additionally, the minimum annual rental commitments as of October 31, 2008 under noncancellable leases are as follows: 2009 - $6,846; 2010 - $6,846; 2011 - $3,917; 2012 - $2,940 and 2012 - $2,205.

12.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 71% of total natural gas and oil revenues for the nine months ended October 31, 2008.

The Company sells gas to Energas Pipeline Company, which is owned by George G. Shaw, the Company's President. These sales were approximately $24,400 and $29,000 during the three months ended October 31, 2008 and 2007, respectively and $133,700 and $99,600 during the nine months ended October 31, 2008 and 2007, respectively

13.  FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, "Effective Date of FASB Statement No. 157," which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of donation, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2009) consist of available for sale securities based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in fiscal 2010) generally consist of assets held for sale. The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2009 years.

Fair value of assets and liabilities measured on a recurring basis at October 31, 2008 are as follows:


                                   Fair Value Measurements at Reporting Date Using
                               --------------------------------------------------------
                                                  Quoted
                                                  Prices
                                                In Active
                                                Markets for  Significant
                                                 Identical      Other      Significant
                                                  Assets/     Observable   Unobservable
                                                Liabilities      Inputs       Inputs
                                Fair Value       (Level 1)     (Level 2)     (Level 3)
                                ----------      -----------   -----------  ------------

Notes receivable                 $994,790                       $994,790
                                 ========                       ========


Level 2 observable inputs included reserve studies and production reports from the collateral properties.


14.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

The Company has considered the likelihood of loss contingency in its evaluation of the collectibility of the note receivable as discussed in Note 5.

15.  STOCK-BASED COMPENSATION

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of October 31, 2008. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                                                                  Number of
                                                                 Securities
                                                                  Remaining
                                                                Available For
                         Number of                             Future Issuance
                      Securities to be                          Under Equity
                        Issued Upon                          Compensation Plans
                        Exercise of      Weighted-Average  (Excluding Securities
                        Outstanding      Exercise Price of       Reflected in
   Plan Category          Options      Outstanding options         column
--------------------------------------------------------------------------------
Incentive Stock                 --                  --             2,000,000
Option Plan
Non-Qualified Stock
Option Plan                     --                  --               750,000

The following table provides information as of October 31, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
                                  (Unaudited)

The following table summarizes the options and stock bonuses granted pursuant to the Plans as of October 31, 2008:

Incentive Stock Options
-----------------------
                                                                     Options
                                                                     Exercised
                                                                       as of
 Shares Subject to   Exercise Price   Date of Grant    Expiration    October 31,
      Option                                         Date of Option     2008
--------------------------------------------------------------------------------
None                          --              --             --           --


Non-Qualified Stock Options
---------------------------
                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration    October 31,
      Option         Exercise Price   Date of Grant  Date of Option     2008
--------------------------------------------------------------------------------
250,000                    $0.32         6-30-03        7-15-05       250,000


Stock Bonus Plan
----------------

                                    Shares Issued as
Name                                Stock Bonus (1)(2)      Date Issued
----                                ------------------      -----------

George Shaw                             100,000               10/30/03
Scott Shaw                              100,000               10/30/03
Employees and consultants             1,836,981               Various dates
                                    ------------
                                      2,036,981
                                    ============

(1) In October 2006 the Company issued 150,000 shares of its restricted common stock to George Shaw and 150,000 shares to Scott Shaw for services rendered. However the shares issued in October 2006 were not issued pursuant to the Company's Stock Bonus Plan.

(2) In October 2008 the Company issued 750,000 shares of its restricted common stock to George Shaw and 750,000 shares to Scott Shaw for services rendered. However the shares issued in October 2008 were not issued pursuant to the Company's Stock Bonus Plan.

16.  RECLASSIFICATIONS

As discussed in Note 5, management believed the collection of the note receivable in cash funds to be questionable and so determined to reflect the receivable on the balance sheet in the form of the underlying collateral. This classification as properties held for resale on the prior balance sheet of January 31, 2008 has been re-titled as note receivable in the accompanying condensed consolidated balance sheet. There were no reclassifications made to either the condensed consolidated statements of operations or statements of cash flows presented herein.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements, which are included elsewhere in this report.

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

SIGNIFICANT TRANSACTIONS

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

     In January 2008 the company sold its remaining oil and gas properties in Kentucky, as well as its gathering systems, pipelines and equipment, for $2,300,000. For sale of these assets, the Company received a $100,000 deposit and a non-recourse promissory note for $2,200,000. Prior to December 2008 the Company received principal payments totaling $87,980. In December 2008 the purchaser of the properties filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Bankruptcy filing, the Company recorded a bad debt expense of $1,117,230 as of October 31, 2008. See Note 5 to the financial statements included as part of this report for further information.

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

      During the nine months ended October 31, 2008 the Company advanced a total of $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

RESULTS OF OPERATIONS

Three and Nine Months Ended October 31, 2008

    Material changes of certain items in the Company's Statement of Operations for the three and nine months ended October 31, 2008, as compared to the three and nine months ended October 31, 2007, are discussed below:

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

General and administrative    D        Sale of Kentucky oil and gas properties
     expense                           and decrease in staff.

Bad debt expense              I        In January  2008 the Company sold its
                                       remaining oil and gas properties in
                                       Kentucky, as well as its gathering
                                       systems,   pipelines  and  equipment,
                                       for $2,300,000.  For sale of these
                                       assets, the Company received a  $100,000
                                       deposit and a non-recourse promissory
                                       note for $2,200,000.  Prior to  December
                                       2008 the  Company  received   principal
                                       payments totaling $87,980.  In December
                                       2008 the purchaser of the properties
                                       filed a petition for  reorganization
                                       under Chapter 11 of the U.S. Bankruptcy
                                       Code. As a result of the Bankruptcy
                                       filing, the Company recorded a bad debt
                                       expense of $1,117,230 as of October 31,
                                       2008.  See Note 5 to the financial
                                       statements included as part of this
                                       report for further information.

Depreciation, depletion       D        Sale of Company's Kentucky oil and gas
     and amortization                  properties and sale of Ainsworth #1-33
                                       well.


Capital Resources and Liquidity

     The Company's material sources and (uses) of cash during the nine months ended October 31, 2008 and 2007 were:

                                                            2008        2007

      Cash used in operations                           $ (42,305)  $(580,024)
      Acquisition and development of oil and gas
         properties                                      (663,442)   (129,632)
      Sale of oil and gas properties                      590,400   1,067,500
      Collection of notes receivable                       87,980          --
      Loans from (repayment of loans to) related parties   21,000    (142,750)
      Repayment of notes                                       --    (699,853)
      Increase (decrease) in cash                          (6,367)   (484,759)

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

Contractual Obligations
-----------------------

     The Company's officers are occupied under a one year lease expiring April 1, 2009, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building.

     The Company has two office equipment leases through October 2012. The minimum annual rental commitments as of October 31, 2008 under these leases are as follows: 2009 - $6,846; 2010 - $6,846; 2011 - $3,917; 2012 - $2,940 and 2012
- $2,205.

     As of October 31, 2008 the Company did not have any material capital commitments, other than funding its operating expenses. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

ITEM 4T. CONTROLS AND PROCEDURES

     George G. Shaw, Energas' Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Energas' disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Energas' disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information is adequately disclosed. The Company has a material weakness in its lack of monitoring controls to ensure that information generated for financial reporting purposes is complete and accurate.

     There were no changes in Energas' internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, Energas' internal control over financial reporting as discussed above.


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


                                      ENERGAS RESOURCES, INC.

Date:  December 19, 2008
                                      By:  /s/ George G. Shaw
                                           -----------------------------------
                                          George G. Shaw, Principal Executive,
                                               Financial and Accounting Officer