Form 10-K
period 2009-01-31
ENERGAS RESOURCES INC
filed 2009-06-16
CIK 1029402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 31, 2009
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. - None

                             ENERGAS RESOURCES, INC.
                    -------------- ------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                 73-1620724
----------------------------------        ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

    800 Northeast 63rd Street
    Oklahoma City, Oklahoma                            73105
    ---------------------------------------           --------
    (Address of Principal Executive Office)           Zip Code

Registrant's telephone number, including Area Code: (405) 879-1752 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):     [ ] Yes     [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on April 30, 2009 was approximately $3,665,000.

As of April 30, 2009, the Company had 91,150,144 issued and outstanding shares of common stock.

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

      In June 2007 and January 2008 the Company sold its oil and gas properties in Kentucky. For financial statement purposes, due to the uncertainty of collection, the January 2008 sale was shown as "Properties Held For Resale" as of January 1, 2008. This accounting treatment was re-evaluated as of October 31, 2008 based on more current information and was characterized as a note receivable. See Item 7 of this report for more information concerning the sale of these properties.

      In April 2008 the Company sold its interest in the Ainsworth #1-33 well, located in Pittsburgh County, OK, for $615,000 and incurred sales expenses of $24,600.

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of April 30, 2009 this well was not producing and temporarily abandoned.

      In January 2009 the Company acquired Energas Pipeline Company and Energas Corp. from George Shaw, the Company's President, for 6,167,400 shares of the Company's common stock. Energas Pipeline Company operates the natural gas gathering system which is connected to the Company's three wells in Atoka County, Oklahoma. Energas Corp. operates all of the Company's wells and holds the bonds required by state oil and gas regulatory authorities.

      In March 2009 the Company acquired a 14 mile natural gas gathering system in exchange for 1,000,000 shares of the Company's common stock. The gathering system, located in Callahan County, Texas, will be used to transport any gas, produced from wells which may be drilled on the Company's leases in Texas, to the Enbridge Gas Company pipeline.

     The Company principally operates in the Arkoma Basin in Oklahoma and the Powder River Basin in Wyoming, and more recently in Texas.

     The Company's corporate offices are located at 800 Northeast 63rd Street, Third Floor, Oklahoma City, Oklahoma 73105 and its telephone number is (405) 879-1752. The Company's web site is www.energasresources.com.

DRILLING ACTIVITIES AND PROVEN RESERVES

      During the periods indicated, the Company drilled or participated in the drilling of the following wells:

                                             Year Ended January 31,
                        --------------------------------------------------------
                            2006          2007            2008          2009
                            ----          ----            ----          ----
                        Gross    Net   Gross   Net    Gross   Net   Gross    Net
                        -----    ---   -----   ---    -----   ---   -----    ---
Exploratory Wells (1):
  Productive:
   Oil                   --       --      --     --      --    --    --      --
   Gas                   --       --      --     --      --    --    --      --
   Nonproductive          1      .24      --     --       1  .422    --      --
Development Wells (1):
  Productive:
   Oil                    1     .137      --     --      --    --    --      --
   Gas                    3    2.625      --     --      --    --    --      --
  Nonproductive           1     .137      --     --      --    --     1     .53
Total Wells (1):
  Productive:
   Oil                    1     .137      --     --      --    --    --      --
   Gas                    3    2.625      --     --      --    --    --      --
  Nonproductive           2     .377      --     --       1  .422     1     .53

(1) Each well completed to more than one producing zone is counted as a single well. The Company has royalty interests in certain wells that are not included in this table.

      In May 2003 the Company arranged with a private investor to fund the drilling of two natural gas wells in the Arkoma Basin of eastern Oklahoma. The two wells were drilled in June 2003 and one well was successfully completed as a gas well and the other well was a dryhole. The Company will receive approximately 5% of the production from the productive well, after payment of the Company's share of operating expenses, until the investor is repaid the amounts advanced to drill and complete the wells, which were approximately $490,000. After the amount advanced by the investor has been repaid, the Company will receive approximately 25% of the production from the well after payment of the Company's share of operating expenses

      The following table shows, as of April 30, 2009, by state and basin, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

               Productive Wells (1)  Developed Acreage  Undeveloped Acreage (2)
               Gross        Net      Gross         Net  Gross             Net

   Oklahoma       3       1.004      --            --       --             --
   Wyoming        1        .358      40          .143      600          214.8
   Texas         --          --      --            --    2,560          1,024
       Totals     4       1.362      40          .143    3,160        1,238.8

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

      The following table shows, as of April 30, 2009 the status of Company's gross acreage.

                              Held by Production     Not Held by Production

      Oklahoma                          --                      --
      Wyoming                          640                      --
      Texas                             --                   2,560

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

      The Company owns a 2% Overriding Royalty Interests in the Texas leased acreage.

     Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Drilling title opinions or other investigative title activities are always performed before commencement of drilling operations; however, as is customary in the industry.

      The following table shows the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                           Year Ended January 31,
                                        -----------------------------
Production Data:                        2007        2008         2009
                                        ----        ----         ----
   Production -
      Oil (Bbls)                       1,417       1,499         1,147
      Gas (Mcf)                       97,836      59,491        28,157
   Average sales price -
      Oil (Bbls)                     $47.67       $56.48        $81.02
      Gas (Mcf)                      $ 6.04      $  5.88       $  6.35
   Average production
       costs per MCFE                $ 2.43      $  2.90       $  1.38

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

                                               January 31,
                           -----------------------------------------------------
                                 2007               2008               2009
                           ---------------    ---------------    ---------------
                           Oil        Gas     Oil       Gas      Oil       Gas
                          (Bbls)     (Mcf)   (Bbls)    (Mcf)    (Bbls)    (Mcf)

Proved reserves          22,143   1,942,040  53,909   746,499   5,644    378,759
Estimated future net cash
   flows from proved oil
   and  gas reserves          $7,383,384         $3,865,249           $730,682

Present value of future net
  cash flows from proved
  oil and gas reserves        $4,416,660         $2,077,673           $357,270

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

         As of April 30, 2009, the Company employed four people. The Company's employees work in management, engineering, and accounting. In addition, 2 contract workers were responsible for the supervision and operation of the Company's field activities and providing well services.

ITEM 1A.    RISK FACTORS

      Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.     PROPERTIES

      See Item 1 of this report for information concerning the Company's oil and gas properties.

      The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma and consist of 4,800 square feet which is rented on a month-to-month basis for $4,000 per month. The building is owned by George G. Shaw, the Company's Chief Executive Officer and a Director.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

      The Company's common stock is listed on the OTC Bulletin Board under the symbol EGSR. The following table shows the high and low sale prices of the Company's common stock during the periods presented as reported by the NASD. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                             Closing Sale Price
                                                Common Stock
            Quarter Ended                    High           Low

            April 30, 2006                   $0.44          $0.40
            July 31, 2006                    $0.14          $0.13
            October 31, 2006                 $0.08          $0.07
            January 31, 2007                 $0.04          $0.03

            April 30, 2007                   $0.05          $0.02
            July 31, 2007                    $0.05          $0.02
            October 31, 2007                 $0.04          $0.02
            January 31, 2008                 $0.04          $0.02

            April 30, 2008                   $0.04          $0.03
            July 31, 2008                    $0.04          $0.03
            October 31, 2008                 $0.15          $0.04
            January 31, 2009                 $0.11          $0.01

      As of April 30, 2009 there were approximately 1,400 holders of the Company's common stock.

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

      During the year ended January 31, 2009 neither the Company, any officer or director of the Company, nor any principal shareholder purchased any shares of the Company's common stock either from the Company, from third parties in a private transaction, or as a result of purchases in the open market.

      In January 2009 the Company acquired Energas Pipeline Company and Energas Corp. from George Shaw, the Company's President, for 6,167,400 restricted shares of the Company's common stock. Energas Pipeline Company operates the natural gas gathering system which is connected to the Company's three wells in Atoka County, Oklahoma. Energas Corp. operates all of the Company's wells and holds the bonds required by state oil and gas regulatory authorities. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. As of April 30, 2009 the Company did not have any outstanding options, warrants or other securities convertible into common stock.

      As of April 30, 2009 the Company did not have any outstanding options, warrants or other securities convertible into common stock.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                    Year Ended January 31,
                                ------------------------------
Production Data:                2007        2008         2009
                                ----        ----         ----
   Production -
      Oil (Bbls)               1,417       1,499         1,147
      Gas (Mcf)               97,836      59,491        28,157
   Average sales price -
      Oil (Bbls)           $   47.67    $  56.48       $ 81.02
      Gas (Mcf)            $    6.04    $   5.88       $  6.35
   Average production
       costs per MCFE      $    2.43    $   2.90       $  1.38

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

      At the time of the transaction, current production levels indicated that significant funds would need to be invested in the properties to fully develop anticipated reserves and thereby generate revenues sufficient to repay the promissory note. Due to this uncertainty, management determined to characterize the promissory note as `properties held for resale' on the balance sheet. Accordingly, the $100,000 payment was treated as a deposit. During the quarter ended October 31, 2008 management determined, based on more current information, that the transaction should be re-characterized as a note receivable and all payments received since the transaction date characterized as principal and interest payments in accordance with the debt instrument. At the same time, an evaluation of collectibility led management to record an allowance for doubtful collection of $1,162,020.

      The Company collected another $236,000 in note payments before December, 2008.

      In December 2008 the maker of the non-recourse note filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On February 27, 2009 the Company sold the non-recourse note to an unrelated third party for $950,000.

      In April 2008 the Company sold its interest in the Ainsworth #1-33 well, located in Pittsburgh County, OK, for $615,000 and incurred sales expenses of $24,600.

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of April 30, 2009 this well was temporarily abandoned.

     In November 2008 the Company entered into an agreement with Excalibur, Inc., an unrelated third party, for the exploration and development of oil and gas leases covering 1,560 acres in Callahan County, Texas. The Agreement provides that the Company will pay the costs to drill and complete five wells on the leased acreage.

     If any of the five wells are completed as a producing well, Excalibur will receive a 12.5% working interest in the well. When Energas has received net proceeds from the sale of production from a completed well equal to the cost of drilling, completing, equipping, testing and operating the well, as well as leasehold costs of $39,000, Excalibur will receive and additional 12.5% working interest in the well.

     The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of April 30, 2009 was in the process of completion.

     In March 2009 the Company acquired a 2% overriding royalty interests in the leases held by an unrelated third party for $161,000, subject to the retention by the third party of a 2% overriding royalty interest in the Maurice Snyder #1-141 well.

      The Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2009

      Material changes of certain items in the Company's Statement of Operations for the year ended January 31, 2009, as compared to the year ended January 31, 2008, are discussed below:



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


Bad debt expense             I         Sale of non-recourse  note,  which had an outstanding
                                       principal  balance at the time of sale of $2,112,020,
                                       for $950,000.



Property impairment          I         The  Company   recorded  an  impairment   expense  in
                                       connection  with the January 2008 sale of its oil and
                                       gas    properties   in   Kentucky.    An   additional
                                       impairment  charge of $1,225,455 was recorded against
                                       the  Kentucky   properties   during  the  year  ended
                                       January 31, 2009.

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

CAPITAL RESOURCES AND LIQUIDITY

      The Company's material sources and (uses) of cash during the year ended January 31, 2009 were:

      Cash used in operations                                 $  (74,048)
      Acquisition and development of oil and gas properties     (692,948)
      Cash resulting from purchase of subsidiaries                71,297
      Investment in partnership                                  (39,000)
      Collections on note receivable                              87,980
      Sale of oil and gas properties                             590,400
      Loans from related parties                                  96,327
      Advances (net of repayments) on capital lease                7,164

      The Company's material sources and (uses) of cash during the year ended January 31, 2008 were:

      Cash used in operations                                $  (362,848)
      Acquisition and development of oil and gas properties     (575,367)
      Sale of oil and gas properties                           1,178,000
      Loans from related parties                                 (40,650)
      Repayment of notes                                        (699,853)

      Cash on hand at February 1, 2007                           500,718

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

Contractual Obligations

      Except as shown in the following table, as of January 31, 2009, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of January 31, 2009 are as follows:

                         Total     2009     2010     2011     2012    Thereafter
                         -----     ----     ----     ----     ----    ----------

Office equipment leases $12,010   $5,382   $2,655   $2,108   $1,865         --
Drilling obligation    $156,000  $39,000  $78,000  $39,000       --         --


Critical Accounting Policies
-------------------------------

      See Note 3 to the financial statements included as part of this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On August 1, 2008, Murrell, Hall, McIntosh & Co. PLLP resigned as the Company's independent registered public accounting firm. Prior to August 1, 2008 MHM had recently entered into an agreement with Eide Bailly LLP, pursuant to which Eide Bailly acquired the operations of MHM. Certain professional staff and shareholders of MHM joined Eide Bailly either as employees or partners of Eide Bailly and continued to practice as members of Eide Bailly. On September 9, 2008, the Company, through and with the approval of its Board of Directors, engaged Eide Bailly as its independent registered public accounting firm.

      Prior to engaging Eide Bailly, the Company did not consult with Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Eide Bailly on the Company's financial statements, and Eide Bailly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

      The reports of MHM regarding the Company's financial statements for the fiscal years ended January 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the reports of MHM for those fiscal years were qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the years ended January 31, 2008 and 2007, and during the period from January 31, 2008 through August 1, 2008, the date of resignation, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MHM would have caused it to make reference to such disagreement in its reports.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

      In connection with the preparation of this annual report, an evaluation was carried out by George Shaw, the Company's Chief Executive and Principal financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 as of January 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

     Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, the Company's management concluded, as of the end of the period covered by this annual report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms, and that such information was not accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

     Management has not yet assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009 as required by Section 404 of the Sarbanes Oxley Act of 2002. Therefore, management cannot state whether or not the Company's internal controls over financial reporting are effective.

      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In the course of their engagement for the year ended January 31, 2009 the Company's external audit firm reported that there were control deficiencies that in the aggregate constituted a material weakness in internal controls. The control deficiencies include the failure of management to complete the required testing of internal controls under Section 404, the lack of governance regarding the failure to file corporate tax returns for several years, the inadequacy of property records to support lease agreements and ownership interests and to track by-well full cost additions and the presence of significant audit adjustments. Audit adjustments are the indication of a failure of internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.

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

ITEM 9B.     OTHER INFORMATION

      Not applicable

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
            ------------------------------------------------------

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

George G. Shaw       78     President,  Principal Financial Officer,  Principal
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

      The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. The Company does not have a financial expert as a member of its Board of Directors. None of the Company's directors are independent as that term is defined Section 803 of the Listing Standards of the NYSE Amex.

      During the year ended January 31, 2009 the Company did not compensate any person for acting as a director of the Company.

      The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.energasresources.com

ITEM 11.    EXECUTIVE COMPENSATION

      The following table shows the compensation during the three years ended January 31, 2009, paid or accrued, to George G. Shaw, the Company's Chief Executive Officer during those years. None of the Company's executive officers received compensation in excess of $100,000 during the three years ended January 31, 2009.

                                                               All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal  Fiscal  Salary  Bonus    Awards  Awards   sation
    Position         Year    (1)     (2)      (3)     (4)       (5)       Total
------------------  ------  ------  -----    ------  ------   --------    ------

George Shaw,         2009  $36,000           $15,375                    $51,375
 President           2008  $36,000      --   $15,000      --       --   $51,000
                     2007  $36,000  $4,500    $5,200      --       --   $45,700

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services calculated in accordance with FAS 123R.
(4) The amount recognized for financial statement reporting purposes and calculated in accordance with FAS 123R, for options awarded during the year.
(5) All other compensation received that the Company could not properly report in any other column of the table. The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending January 31, 2010, and the time which the Company's executive officers plan to devote to the Company's business. The Company does not have employment agreements with any of its officers.

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2009. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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

      The following table provides information as of April 30, 2009 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                                   Total      Shares                 Remaining
                                  Shares   Reserved for   Shares     Options/
                                 Reserved   Outstanding  Issued As     Shares
Name of Plan                    Under Plans   Options    Stock Bonus Under Plans
------------                    ----------- -----------  ----------- -----------

Incentive Stock Option Plan       2,000,000         --           --    2,000,000
Non-Qualified Stock Option Plan   1,000,000         --           --      750,000
Stock Bonus Plan                  4,000,000         --    1,836,981    2,163,019

     The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2009:

Incentive Stock Options
-----------------------
                                                             Options
Shares Subject    Exercise    Date of     Expiration      Exercised as of
 To Option          Price      Grant    Date of Option     April 30, 2009
--------------    --------    -------   --------------    ---------------

                                      None.

                           Non-Qualified Stock Options
                           ---------------------------

                                                             Options
Shares Subject    Exercise    Date of     Expiration      Exercised as of
 To Option          Price      Grant    Date of Option     April 30, 2009
--------------    --------    -------   --------------    ---------------

   250,000          $0.32     6-30-03       7-15-05           250,000

                                  Stock Bonuses
                                  -------------

                              Shares Issued as
Name                             Stock Bonus            Date Issued
----                          ----------------          -----------

George Shaw                       100,000                 10/30/03
Scott Shaw                        100,000                 10/30/03
Employees and consultants       1,636,981                 various dates
                                ---------
                                1,836,981

      Separate from its Stock Bonus Plan, the Company has issued the following shares of its common stock to George and Scott Shaw for services rendered.

                             Shares Issued for
Name                         Services Rendered          Date Issued
----                         -----------------          -----------

George Shaw                     100,000                   10/2005
Scott Shaw                      100,000                   10/2005
George Shaw                     150,000                   10/2006
Scott Shaw                      150,000                   10/2006
George Shaw                     750,000                    9/2007
Scott Shaw                      750,000                    9/2007
George Shaw                     750,000                   10/2008
Scott Shaw                      750,000                   10/2008

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table shows the ownership of the Company's common stock as of April 30, 2009 by (i) each person who is known to the Company to be the beneficial owner of more than 5% the Company's common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships among the executive officers and directors of the Company, except that George G. Shaw is the father of G. Scott Shaw. As of April 30, 2009 the Company did not have any outstanding options, warrants or other securities convertible into common stock.

                                                    Shares          Percent of
                                                Beneficially        Outstanding
Name and address                                    Owned              Shares
----------------                                ------------        -----------

George G. Shaw                                   21,133,649 (1)        23.18%
Third Floor, 800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

G. Scott Shaw                                     7,678,905             8.4%
800 Northeast 63rd Street
Oklahoma City, Oklahoma 73105

Terry R. and Marguerite S. Tyson                  8,792,800             9.6%
16250 County Rd. U
Lipscomb, TX  79056-6304

Executive Officers and Directors as a group      37,605,354           41.18%
 (two persons)

(1) Includes (i) 2,024,916 shares held by Energas Corporation, (ii) 3,460,320 shares held by Energas Pipeline Co., Inc. and (iii) 1,585,000 shares of common stock held by Mr. Shaw. Energas Corporation and Energas Pipeline Co., Inc. are controlled by Mr. Shaw.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
           ---------------------------------------------------------------------

      The Company's offices are located at 800 Northeast 63rd Street, Oklahoma City, Oklahoma. The office space is occupied under an unwritten month-to-month lease requiring rental payments of $4,000 per month to George Shaw, the owner of the building. During the years ended January 31, 2009, 2008 and 2007 the Company paid rent of $47,600, $45,600 and $49,400, respectively. In addition, and prior to 1/31/09 Mr. Shaw owned Energas Pipeline Company which operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. During the years ended January 31, 2009, 2008 and 2007 Energas Pipeline Company received $13,658, $13,550 and $16,820, respectively, for operating the gathering system.

     In January 2009 the Company acquired Energas Pipeline Company and Energas Corp. from George Shaw, the Company's President, for 6,167,400 shares of the Company's common stock. Energas Pipeline Company operates the natural gas gathering system which is connected to the Company's three wells in Atoka County, Oklahoma. Energas Corp. operates, but holds no interest in, all of the Company's wells and holds the bonds required by state oil and gas regulatory authorities.

      As of January 31, 2009 the Company had borrowed $40,431 from Mr. Shaw. These loans are non-interest bearing, unsecured, and do not have fixed terms of repayment. The amounts borrowed from Mr. Shaw were used to fund the Company's operations.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Murrell, Hall, McIntosh & Co., PLLP served as the Company's independent public accountants during the fiscal year ended January 31, 2008. The following table shows the aggregate fees billed to the Company during the year ended January 31, 2008 by Murrell, Hall, McIntosh & Co., PLLP.

                                                  2009           2008
                                                  ----           ----

      Audit Fees                            $46,408.75     $53,386.15
      Audit-Related Fees
      Financial Information Systems
      Design and Implementation Fees
      Tax Fees
      All Other Fees

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

      Eide Bailly LLP audited the Company's financial statements for the year ended January 31, 2009. The following table shows the aggregate fees billed to the Company during the year ended January 31, 2009 by Eide Bailly.

                                                  2009
                                                  ----

      Audit Fees                             $34,099.30
      Audit-Related Fees
      Financial Information Systems
      Design and Implementation Fees
      Tax Fees
      All Other Fees

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's 10-Q reports during the fiscal year. Before Eide Bailly LLP was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. as of January 31, 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended January 31, 2009. Energas Resources, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting an Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energas Resources, Inc. as of January 31, 2009 and the results of its operations and its cash flows for the year ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Energas Resources, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.


/s/ Eide Bailly LLP

Greenwood Village, Colorado
June 9, 2009

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Energas Resources, Inc.

We have audited the accompanying consolidated balance sheet of Energas Resources, Inc. as of January 31, 2008 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended January 31, 2008. Energas Resources, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting an Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energas Resources, Inc. as of January 31, 2008 and the results of its operations and its cash flows for the year ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Energas Resources, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.


/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
April 30, 2008

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     January 31,    January 31,
                                                        2009           2008
                                                     -----------    -----------
                             ASSETS
Current Assets
 Cash                                                $   76,076     $    28,90
 Restricted cash                                         25,049              -
 Accounts receivable                                     54,539         52,326
                                                     -----------    -----------
      Total Current Assets                              155,664         81,230
                                                     -----------    -----------
Property and Equipment
 Oil and gas properties, using full cost accounting
   Proved properties                                  2,606,814      2,380,633
   Unproved properties                                  162,012         16,845
                                                     -----------    -----------
                                                      2,768,826      2,397,478

    Less accumulated depreciation, depletion, and
     amortization, including impairment of
     $1,505,656 and $280,201                         (2,249,545)      (904,302)
                                                     -----------    -----------
                                                        519,281      1,493,176

   Other, net of accumulated depreciation of $34,035
    and $30,287                                          14,474         11,691
                                                     -----------    -----------
                                                        533,755      1,504,867
                                                     -----------    -----------
Goodwill                                                146,703              -
Investment in partnership                                39,000              -
Note Receivable, net of allowance of
 $1,162,020 and $0                                      950,000      2,300,000
                                                     -----------    -----------
Total Assets                                         $1,825,122     $3,886,097
                                                     ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses                  219,791        357,473
 Advanced drilling funds                                126,263              -
 Due to related parties                                  40,431         49,962
 Current portion of lease                                 1,444              -
 Current asset retirement obligation                     23,691              -
 Note payable                                            16,000         11,992
                                                     -----------    -----------
        Total Current Liabilities                       427,620        419,427

Asset Retirement Obligation                              87,726         41,627
Long-term lease                                           5,720              -
Deposit on sale                                               -        100,000
Drilling obligation                                     156,000              -
                                                     -----------    -----------
       Total Liabilities                                677,066        561,054
                                                     -----------    -----------
Stockholders' Equity
    Common stock, $.001 par value 100,000,000
     shares authorized 90,700,144 and 82,532,744
     shares issued and outstanding at January 31,
     2009 and 2008                                       90,700         82,533
    Additional paid in capital                       19,308,395     19,025,907
    Retained (deficit)                              (18,251,039)   (15,783,397)
                                                     -----------    -----------
Total Stockholders' Equity                            1,148,056      3,325,043
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $1,825,122     $3,886,097
                                                     ===========    ===========


              See notes to the consolidated financial statem s.

                             ENERGAS RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS ent

                                                        Years Ended
                                                        January 31,
                                               -----------------------------
                                                    2009           2008
                                               -------------- --------------

   Revenue
    Oil and gas sales                          $    272,223   $    431,959
    Pipeline revenue                                 12,074         12,068
                                               -------------- --------------
           Total Revenue                            284,297        444,027

   Operating Expenses
    Lease operating expense                         119,038        119,002
    Pipeline and gathering expense                   14,432         82,824
    General and administrative expense              498,615        638,201
    Bad debt expense                              1,160,997              -
    Property impairments                          1,225,455        701,691
    Depreciation, depletion and amortization        142,321        178,563
                                                -------------- --------------
           Total Operating Expenses               3,160,858      1,720,281
                                               -------------- --------------
   Operating (Loss)                              (2,876,561)    (1,276,254)
                                               -------------- --------------
   Other (Expenses) Income
    Other income                                          -            187
    Interest income                                 140,115              -
    Loss on disposal of asset                             -        (31,060)
    Gain on sale of properties                      267,549              -
    Gain on sale of subsidiary                        7,116              -
    I nterest expense                                (5,861)      (162,208)
                                               -------------- --------------
          Total Other (Expense)                     408,919       (193,081)
                                               -------------- --------------
   Net (Loss) before Income Taxes                (2,467,642)    (1,469,335)

   Provision for income taxes                             -              -
                                               -------------- --------------
   Net (Loss)                                  $ (2,467,642)  $ (1,469,335)
                                               ============== ==============
   Net (Loss) per Share, Basic and Diluted     $      (0.03)  $      (0.02)
                                               ============== ==============
   Weighted average of number of shares
   outstanding                                   83,046,405     79,237,416
                                               ============== ==============


               See notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JANUARY 31, 2009 AND
                                JANUARY 31, 2008



                                                         Additional                    Total
                                     Common Stock         Paid-In      Accumulated  Shareholders'
                                  Shares      Amount      Capital        Deficit       Equity
                                  ------      ------     ----------    -----------  -------------

Balance, January 31, 2007      74,472,914   $  74,473   $18,872,326   $(14,314,062)  $ 4,632,737

Net loss                                                                (1,469,335)   (1,469,335)

Employee stock plan             2,600,000       2,600        49,400              -        52,000
Stock issued for accounts
  payable                       1,258,930       1,259        31,355              -        32,614
Stock issued for loan
  repayment                     4,200,900       4,201        72,826              -        77,027
                             -------------  ----------  -------------  ------------- -------------
Balance, January 31, 2008      82,532,744      82,533    19,025,907    (15,783,397)    3,325,043

Net loss                                                                (2,467,642)   (2,467,642)

Employee stock plan             2,000,000       2,000        39,000                       41,000
Stock issued for purchase of
  subsidiaries                  6,167,400       6,167       243,488                      249,655
                             -------------  ----------  -------------  ------------- -------------
Balance, January 31, 2009      90,700,144   $  90,700   $19,308,395    $(18,251,039) $ 1,148,056
                             =============  ==========  =============  ============= =============


               See notes to the consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years Ended
                                                             January 31,
                                                      -------------------------
                                                        2009             2008
                                                      -------------------------

Cash Flows From Operating Activities
 Net (Loss)                                           $(2,467,642)  $(1,469,335)
  Adjustments to reconcile net loss to
  net cash provided by operating activities
   Depreciation, depletion and amortization               142,320       178,563
   Bad debt provision                                   1,160,997             -
   Loss on disposal of asset                                    -        31,060
   Gain on sale of subsidiary                              (7,115)            -
   Gain on sale of properties                            (267,549)            -
   Property impairments                                 1,225,455       701,691
   Amortization of loan discount                                -       133,000
   Stock issued for salaries                               41,000        52,000
   (Increase) Decrease in
     Accounts receivable                                  130,216        16,585
     Prepaid expenses                                           -           400
   Increase (Decrease) in
     Accounts payable and accrued expenses               (231,791)     (109,765)
     Drilling advances                                    126,263             -
     Accrued interest                                       4,008             -
     Deposits held                                              -       100,000
     Asset retirement obligation                           69,790         2,953
                                                     ------------- -------------
   Net Cash Flows Provided by (Used By)
     Operating Activities                                 (74,048)     (362,848)

Cash Flows From Investing Activities
    (Investment in) oil and gas properties               (692,948)     (575,367)
    Cash received from purchase of subsidiaries            64,182             -
    Sale of subsidiary                                      7,115             -
    Investment in partnership                             (39,000)            -
    Payments on note receivable                            87,980             -
    Sale of oil and gas properties                        590,400     1,178,000
                                                     ------------- -------------
        Net Cash Provided By (Used By) Investing
        Activities                                         17,729       602,633

Cash Flows from Financing Activities
    Advances from (Repayments to) related parties
     and stockholders                                      96,327       (40,650)
    Advances on capital lease                               8,708             -
    Payments on capital lease                              (1,544)            -
    Payments on notes payable                                   -      (699,853)
                                                     ------------- -------------
     Net Cash Provided By Financing Activities            103,491      (740,503)

Increase (Decrease) in Cash                                47,172      (500,718)
Cash at Beginning of Year                                  28,904       529,622
                                                     ------------- -------------
Cash at End of Period                                $     76,076  $     28,904
                                                     ============= =============
Supplemental Information:
  Interest Paid in Cash                              $      1,853  $     29,208
                                                     ============= =============
    Income Taxes Paid                                $          -  $          -
                                                     ============= =============
    Non-Cash Transactions:
     Stock issued for salaries                       $     41,000  $     52,000
                                                     ============= =============
    Stock issued for purchase of subsidiaries        $    249,655  $          -
                                                     ============= =============
    Stock issued for payments on accounts payable    $          -  $     32,614
                                                     ============= =============
    Stock issued for payments on notes payable       $          -  $     77,027
                                                     ============= =============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2009 AND 2008


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

On January 31, 2009 the Company purchased all the outstanding shares of Energas Corporation ("Corp.") from George G. Shaw, the Company's president. Corp. is the operator of all of the Company's wells. Corp. became a wholly owned subsidiary of the Company as of the date of acquisition.

On January 31, 2009 the Company purchased all the outstanding shares of Energas Pipeline ("Pipeline") from George G. Shaw, the Company's president. Pipeline operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. Pipeline became a wholly owned subsidiary of the Company as of the date of acquisition.

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of January 31, 2009, the Company had incurred losses for the years ended January 31, 2009 and 2008 of $(2,467,642) and $(1,469,335), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AT Gas, Corp., Pipeline and TGC (through February 15, 2008). All significant inter-company items have been eliminated in consolidation.

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

Equipment - Equipment is recorded at cost and depreciated on the straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


Asset Retirement Obligations - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations the Company records the fair value of its liability for asset retirement obligations at the time a well is completed and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas and oil properties.

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable and notes receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. The provision for bad debt related to the note receivable has been recorded at $1,162,020 as of January 31, 2009 due to the factors discussed in Note 5.

Earnings per share - The Company follows SFAS 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the years ended January 31, 2009 and 2008, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

Stock-based compensation - Effective February 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

No options were granted, modified or settled during the years ended January 31, 2009 and 2008, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 16, the Company awarded 2,000,000 shares of common stock to employees on September 26, 2008. Using the market price of $.0205 on the date of the grant, the Company has recognized stock based compensation of $41,000 during the year ended January 31, 2009.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investment in Partnership - The Company has elected to follow the equity method with respect to its investment in a partnership. Under the equity method, the Company's share of income or loss will be recorded as an increase or decrease in the investment accounts. Unlike the accounting treatment under proportionate consolidation, neither the Company's share of reserves nor the Company's share of oil and gas assets enter into the depreciation, depletion and amortization calculation under the full cost method.

Business Combinations - The Company follows SFAS 141, "Business Combinations", which defines the acquirer, establishes the acquisition date, and requires the acquirer to recognize the assets acquired and the liabilities assumed measured at their fair values as of that date, with any residual recorded as goodwill.

Goodwill - Goodwill represents the excess of cost over fair value of assets acquired. Goodwill is not subject to amortization but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, as required by SFAS 142, "Goodwill and Other Intangible Assets".

Concentration of credit risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at January 31, 2009 and 2008. An allowance for bad debt has been recorded against the note receivable as of January 31, 2009 as discussed further in Note 5.

Financial Instruments - The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods.

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

Segment Reporting - SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires a public entity to report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The majority of the operations involve the operation, development and production of oil and gas properties. An incidental amount of assets (less than 10%) are associated with pipeline activities and the pipeline is operated solely to serve specific properties. Therefore management does not consider the pipeline activities to be separable from the oil and gas activities and the operations are reported herein as a single operating segment.

Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements - In September 2006, the FASB issued Statement 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted SFAS No. 157 February 1, 2008.

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

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB 108 was effective beginning January 1, 2007 and the initial adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management adopted this Statement on February 1, 2008 and the adoption of SFAS 159 did not have a material impact to the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that SFAS 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2008, the FASB issued FASB Staff Position (FSP) no. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. FAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of FSP No. FAS 123(R)-1.

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

On April 11, 2008 the Company sold the Ainsworth #1-33 well for $615,000 less sales expenses of $24,600. The Company determined that the sale of the Ainsworth significantly altered the relationship between capitalized costs and proved reserves of the remaining full cost pool, therefore the net book value of the property, $322,851 was removed from the full cost pool and a gain was recognized of $267,549 on the sale during the year ended January 31, 2009.

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

On February 27, 2009 the Company sold the note receivable for $950,000 less expenses of $28,909 and therefore has recorded an allowance for bad debt of $1,162,020 as of January 31, 2009.

6.  SALE OF TGC

On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,115 gain for financial reporting purposes.

7.  PURCHASE OF SUBSIDIARIES

Energas Corporation:
-------------------

On January 30, 2009 the Company issued 4,872,500 shares of restricted common stock valued at $197,238 to George G. Shaw, the Company's President, for 100% of the outstanding shares of Energas Corporation. The shares were valued at 88% of the closing stock price on the day the acquisition. The purchase price was determined by third party valuation of the projected cash flows of Corp. Corp. became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of Corp. as follows:

       Cash                                              $  64,182
       Restricted cash                                      25,049
       Receivable                                          236,114
       Payables                                           (222,393)
       Goodwill                                             94,286
                                                         ----------
                                                         $ 197,238
                                                         =========

Energas Pipeline:
----------------

On January 30, 2009 the Company issued 1,294,900 shares of restricted common stock valued at $52,417 to George G. Shaw, the Company's President, for 100% of the outstanding shares of Energas Pipeline. The shares were valued at 88% of the closing stock price on the day the acquisition. The purchase price was determined by third party valuation of the projected cash flows of Pipeline.

Pipeline became a wholly owned subsidiary of the Company as of the date of acquisition. The purchase price was allocated to the assets of Pipeline as follows:

       Receivables                                       $  19,227
       Payables                                            (19,227)
       Goodwill                                             52,417
                                                         ----------
                                                         $  52,417
                                                         ==========

Proforma Information (unaudited):
--------------------------------

The proforma unaudited results of operations for the years ended January 31, 2009 and 2008, assuming that the acquisitions had occurred at the beginning of each period presented, would be as follows:

                                       2009               2008
                                   (unaudited)        (unaudited)

              Revenue              $   352,460         $   537,461
                                   ============        ============
              Net loss             $(2,412,564)        $(1,393,090)
                                   ============        ============
              Loss per share       $      (.03)        $      (.02)
                                   ============        ============

All  intercompany   transactions  have  been  eliminated  in  the  proforma.  No non-recurring adjustments were determined to exist.

8.  RELATED PARTY TRANSACTIONS

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Corporation which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $710,143 and $268,048 for the years ended January 31, 2009 and 2008, respectively for drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $54,505 and $80,236 for the years ended January 31, 2009 and 2008, respectively, for operation of the wells.

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $148,000 and $131,000 during years ended January 31, 2009 and 2008, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the years ended January 31, 2009 and 2008 Energas Pipeline Company received $13,658 and $13,550, respectively, in marketing and transportation fees.

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the years ended January 31, 2009 and 2008 the Company paid rent of $47,600 and $45,600, respectively, to the Company's President.

9. INCOME TAXES

As of January 31, 2009, the Company has approximately $13,990,000 of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,926,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the provision (benefit) for income taxes with the amounts determined by applying the U.S. federal income tax rate to income before income taxes is as follows:

                                                        Year Ended January 31
                                                          2009          2008
                                                     ---------------------------
Computed at the federal statutory rate of 34%           $ (839,000)  $ (489,000)
State tax (benefit) at statutory rates                    (148,000)     (57,000)
Property impairments and cost pool                         440,000            -
Change in valuation allowance                              547,000      546,000
                                                     -------------- ------------
Income tax expense                                      $        -   $        -
                                                     ============== ============

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          As of January 31
                                                          2009          2008
                                                     ---------------------------
Deferred tax liabilities - timing in full cost pool      $(210,000)  $ (466,000)
Deferred tax assets - net operating losses               5,646,000    5,563,000
Deferred tax assets - asset impairment                     490,000            -
Valuation allowance for deferred tax assets             (5,926,000)  (5,097,000)
                                                     ---------------------------
Net deferred tax assets                                 $        -   $        -
                                                     ===========================

The changes in the valuation allowance are as follows:

                                                        Year Ended January 31
                                                          2009          2008
                                                     ---------------------------
Beginning balance, February 1,                       $ (5,097,000)  $(4,072,000)
Expiring Canadian net operating losses                    158,000             -
Current year net operating losses                        (547,000)   (1,087,000)
Asset impairment                                         (490,000)            -
Changes in timing of full cost pool                        50,000       62,000
                                                     ---------------------------
Ending balance, January 31,                          $(5,926,000)   $(5,097,000)
                                                     ===========================

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

The Company is delinquent in filing tax returns with the Internal Revenue service and state taxing authorities. The filing of these returns could result in changes to the net operating loss (NOL) carry forwards as currently disclosed. Any impact is not expected to be significant.

Effective February 1, 2007 the Company adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement to a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for income taxes in interim periods and income tax disclosures.

The Company is subject to examination in the U.S. federal and state tax jurisdiction of the 2000 to 2008 tax years. There are no current examinations of the Company's prior tax returns. The Company has not filed any U.S or state income tax returns since 2001. The penalty and interest charges on the delinquent returns is estimated to be minimal due to net operating losses incurred in each year of operations.

No penalty and interest on any tax positions have been computed and the Company does not anticipate there will be a charge in the FIN 48 position in the next 12 months.

10. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the years ended January 31, 2009 and 2008:

                                                         2009              2008
                                                          ----         ----
Basic (loss) per share computation Numerator:
  Net loss                                         $ (2,467,642)   $ (1,469,335)

Denominator:
  Weighted average common shares outstanding         83,046,405      79,237,416
Basic (loss) per share                             $      (0.03)   $      (0.02)

Diluted (loss) per share Numerator:
  Net loss                                         $ (2,467,642)   $ (1,469,335)

Denominator:
  Weighted average common shares outstanding         83,046,405      79,237,416
Diluted (loss) per share                           $      (0.03)   $      (0.02)

11. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                                Year Ended        Year Ended
                                              January 31, 2009  January 31, 2008
                                              ----------------  ----------------

  Asset retirement obligation beginning
        balance                                 $    41,627       $   103,687
    Liabilities incurred                             68,293                --
    Liabilities settled                             (17,890)               --
    Liabilities transferred to purchaser                 --           (65,013)
    Accretion expense                                19,387             2,953
                                              ----------------  ----------------
  Asset retirement obligation ending balance        111,417            41,627
  Less current portion                              (23,691)               --
                                              ----------------  ----------------
  Asset retirement obligation, long-term        $    87,726       $    41,627
                                              ================  ================

12.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                                Year Ended        Year Ended
                                              January 31, 2009  January 31, 2008
                                              ----------------  ----------------

  Remaining lease payments                      $     9,855       $       --
  Imputed interest                                   (2,691)              --
                                              ----------------  ----------------
  Copier lease balance                                7,164       $       --
  Less current portion                               (1,444)              --
                                              ----------------  ----------------
  Copier lease, long-term                       $     5,720       $       --
                                              ================  ================

Future principal payments over the next five years are as follows: 2010 -$1,445; 2011 - $1,746; 2012 - $2,108; 2013 - $1,865.

13.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of January 31, 2009 under non-cancellable leases is as follows: 2010 - $3,937; 2011 - $909.

14.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 54% of total natural gas and oil revenues for the year ended January 31, 2009.

The Company sold gas to Energas Pipeline Company, which was owned by George G. Shaw, the Company's President. These sales generated marketing and transportation fees of approximately $13,600 and $13,500 during years ended January 31, 2009 and 2008, respectively.

15.  FINANCIAL INSTRUMENTS

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

Fair value of assets and liabilities measured on a recurring basis at January 31, 2009 are as follows:

                              Fair Value Measurement at Reporting Date Using
                          ------------------------------------------------------
                                           Quoted
                                         Prices In
                                          Active
                                        Markets for  Significant
                                         Identical      Other       Significant
                                          Assets/     Observable    Unobservable
                                        Liabilities    Inputs          Inputs
                          Fair Value     (Level 1)    (Level 2)      (Level 3)
                          ----------   ------------  -----------    ------------

Note receivable            $950,000                   $950,000
                          ==========                 ==========

Level 2 inputs include the signed and completed contract for sale of note receivable to third party and subsequent collection by the Company.

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

The Company has considered the likelihood of loss contingency in its evaluation of the collectability of the note receivable as discussed in Note 5.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of January 31, 2009. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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


The following table provides information as of January 31, 2009 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

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

The following table summarizes the options and stock bonuses granted pursuant to the Plans as of January 31, 2009:

Incentive Stock Options
-----------------------

                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   January 31,
      Option         Exercise Price   Date of Grant  Date of Option     2009
--------------------------------------------------------------------------------
None                        --               --              --           --

Non-Qualified Stock Options
---------------------------
                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   January 31,
      Option         Exercise Price   Date of Grant  Date of Option     2009
--------------------------------------------------------------------------------
     250,000              $0.32          6-30-03        7-15-05       250,000


Stock Bonus Plan
----------------

                                Shares Issued as Stock
 Name                                Bonus (1)(2)            Date Issued
--------------------------------------------------------------------------------
George Shaw                                    100,000         10/30/03
Scott Shaw                                     100,000         10/30/03
Employees and consultants                    1,836,981       Various dates
                            ---------------------------
                                             2,036,981
                            ===========================

(1) In October 2006 the Company issued 150,000 shares of its restricted common stock to George Shaw and 150,000 shares to Scott Shaw for services rendered. However the shares issued in October 2006 were not issued pursuant to the Company's Stock Bonus Plan. Shares were valued at market price on the date of grant.

(2) In October 2008 the Company issued 750,000 shares of its restricted common stock to George Shaw and 750,000 shares to Scott Shaw for services rendered. However the shares issued in October 2008 were not issued pursuant to the Company's Stock Bonus Plan. Shares were valued at market price on the date of grant.

18. RECLASSIFICATIONS

As discussed in Note 5, management believed the collection of the note receivable in cash funds to be questionable and so determined to reflect the receivable on the balance sheet in the form of the underlying collateral. This classification as properties held for resale on the prior balance sheet of January 31, 2008 has been reclassified as a note receivable in the accompanying consolidated balance sheet. There were no reclassifications made to either the consolidated statements of operations or statements of cash flows presented herein.

19.  SFAS 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

Net Capitalized Costs

The Company's aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

Natural gas and oil properties and       January 31, 2009 January 31, 2008
                                         ----------------------------------
  Related lease equipment:
  Proved                                     $  2,606,814      $ 2,380,633
  Unproved                                        162,012           16,845
                                         ----------------------------------
                                                2,768,826        2,397,478
Accumulated depreciation, depletion and
  impairment                                  (2,249,545)        (904,302)
                                         ----------------------------------
  Net capitalized costs                       $   519,281      $ 1,493,176
                                         ==================================

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

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

                                                    Years Ended January 31,
                                                    2009              2008
                                                    ----              ----

Acquisition of properties
  Proved                                         $       -         $       -
  Unproved                                               -                 -
Exploration costs                                        -                 -
Development costs                                  692,948           575,367
Equity investment in Snyder Well Partnership        39,000                 -
                                                 ----------        ----------
                                                 $ 731,948         $ 575,367
                                                 ==========        ==========

Results of Operations for Natural Gas and Oil Producing Activities

The Company's results of operations from natural gas and oil producing activities are presented below for the fiscal years ended January 31, 2009 and 2008. The following table includes revenues and expenses associated directly with the Company's natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company's natural gas and oil operations.

                                                  Years Ended January 31,
                                                  2009             2008
                                                  ----             ----

        Production revenues                   $  272,223      $  431,959
        Production and transportation costs     (133,470)       (201,826)
        Impairment of property                (1,225,455)       (701,691)
        Gain on sale of properties               267,549
        Depletion expense                       (119,786)       (126,315)
                                              -----------     -----------
                                                (938,939)       (597,873)
        Imputed income tax provision (1)               -               -
                                              -----------     -----------

        Results of operation for natural
         gas/oil producing activity           $ (938,939)     $ (597,873)
                                              ===========     ===========

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

                                          Gas - mcf        Oil - bbls
                                        ---------------  ----------------
Proved reserves:
 Balance, January 31, 2007                  1,942,040            22,143
  Sale of reserves in place                (1,136,665)           (3,256)
  Revisions of previous estimates                 615            36,521

          Production                          (59,491)           (1,499)
                                        ---------------  ----------------
 Balance, January 31, 2008                    746,499            53,909
                                        ---------------  ----------------
  Sale of reserves in place                  (298,035)
  Revisions of previous estimates             (41,548)          (47,118)
  Production                                  (28,157)           (1,147)
                                        ---------------  ----------------
 Balance, January 31, 2009                    378,759             5,644
                                        ===============  ================
Proved developed reserves:
     Balance, January 31, 2009                378,759             5,644
     Balance, January 31, 2008                746,499            53,909

Standardized Measure of Discounted Future Net Cash Flows:

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the fiscal years ended January 31, 2009 and 2008. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at January 31, 2009 and 2008, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

                                               Years Ended January 31,
                                               2009              2008
                                               ----              ----

Future production revenues (1)               $ 1,358,079    $ 8,271,034
Future production costs                         (627,398)    (2,566,873)
Future development costs                              --       (624,258)
Future income tax                                     --     (1,214,654)
                                             ------------   ------------
Future net cash flows                            730,681      3,865,249
Effect of discounting future annual
    cash flows at 10%                           (373,412)    (1,787,576)
                                             ------------   ------------
Standardized measure of discounted
    net cash flows                           $   357,269    $ 2,077,673
                                             ============   ============

(1) The weighted average natural gas and oil wellhead prices used in computing the Company's reserves were $3.18 per mcf and $27.22 per bbl at January 31, 2009 as compared to $6.06 per mcf and $69.15 per bbl at January 31, 2008.

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at January 31, 2009 and 2008:

                                                      Years Ended January 31,
                                                      2009              2008
                                                      ----              ----
Standardized measure of discounted future
  net cash flows                                  $ 357,269       $ 2,077,673
Proved natural gas & oil property net of
 Accumulated depreciation, depletion and
  amortization, including impairment of
  $1,248,954 and $280,201 at January 31,
  2009 and 2008, respectively                       357,269         1,479,331
                                                ------------      ------------
Standardized measure of discounted future
  net cash flows in excess of net carrying
  value of proved natural gas & oil properties  $        --       $   598,342
                                                ============      ============

The following reconciles the change in the standardized measure of discounted future net cash flow for the years ended January 31, 2009 and 2008.

                                                     Years Ended January 31,
                                                     2009              2008
                                                     ----              ----

Beginning balance                               $ 2,077,673       $ 4,416,660
Sales of oil and gas produced, net of
   net of production costs                         (150,827)         (230,133)

Net changes in prices and production costs         (718,537)       (1,751,017)
Sales of reserves in place                         (597,908)       (1,014,763)
Revisions of estimated quantities, less related
  development costs                              (1,520,861)          349,596
Accretion of discount                                53,075            77,338
Net change in income taxes                        1,214,654           229,992
                                                ------------      ------------
Ending balance                                  $   357,269       $ 2,077,673
                                                ============      ============

20.  DRILLING OBLIGATION

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of January 31, 2009 for a total accrued obligation of $156,000 as of January 31, 2009.

21.  SUBSEQUENT EVENTS

February 10, 2009     Signed a letter of intent to purchase a natural gas
                      gathering pipeline system in Callahan and Shackleford
                      Counties, Texas.

February 11, 2009     Issued 200,000 shares of common stock to unrelated
                      party in settlement of $16,000 outstanding obligation.

February 23, 2009     Issued 220,000 shares of common stock to five consultants
                      in payment for services rendered to the Company.

February 27, 2009     Sold note receivable and collected $921,091.

March 9, 2009         Acquired a 2% ORRI in the Callahan County, Texas prospect
                      for $161,000.

April 2, 2009         Acquired additional acreage to expand the Callahan County,
                      Texas project.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 2009.


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

                                     Title                    Date

/s/ George G. Shaw
------------------------
George G. Shaw                      Director             June 15, 2009


/s/ G. Scott Shaw
------------------------
G. Scott Shaw                       Director             June 15, 2009

                             ENERGAS RESOURCES, INC.


                                    FORM 10-K

                                    EXHIBITS