Form 10-Q
period 2009-04-30
ENERGAS RESOURCES INC
filed 2009-07-14
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                  --------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

            Delaware                                    73-1620724
----------------------------------         ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

         800 Northeast 63rd Street
         Oklahoma City, OK                                         73105
      -------------------------------------------------         ----------
      (Address of Issuer's Principal Executive Offices)         (Zip Code)

  Issuer's telephone number:     (405) 879-1752

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                      Yes __X__         No ___

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
                                                 Yes _____         No    X
                                                                       -----

         Class of Stock     No. Shares Outstanding              Date
         --------------     ----------------------              ----

            Common                 92,650,144               June 30, 2009

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 30,   January 31,
                                                          2009        2009
                                                        --------    --------
                                                                    (Audited)
                            ASSETS

Current Assets
  Cash                                                $  357,345   $   76,076
  Restricted cash                                         25,193       25,049
  Accounts receivable                                     66,795       54,539
                                                      -----------  -----------
     Total Current Assets                                449,333      155,664
                                                      -----------  -----------

Property and Equipment
 Oil and gas properties, using full cost accounting
   Proved properties                                   2,664,591    2,606,814
   Unproved properties                                   392,352      162,012
   Pipelines and gathering systems                        60,000            -
                                                      -----------  -----------
                                                       3,116,943    2,768,826
    Less accumulated depreciation, depletion,
     and amortization, including impairment of
     $1,505,656 and $1,505,656                        (2,253,485)  (2,249,545)
                                                      -----------  -----------
                                                         863,458      519,281
    Other, net of accumulated depreciation of
     $37,137 and $34,035                                  14,865       14,474
                                                      -----------  -----------
                                                         878,323      533,755
                                                      -----------  -----------

Goodwill                                                 146,703      146,703

Investment in partnership                                369,509       39,000

Note Receivable, net of allowance of $0 and $1,162,020         -      950,000
                                                      -----------  -----------
Total Assets                                          $1,843,868   $1,825,122
                                                      ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses               $  366,864   $  219,791
  Advanced drilling funds                                 83,715      126,263
  Due to related parties                                       -       40,431
  Current portion of lease                                 1,515        1,444
  Current asset retirement obligation                     23,691       23,691
  Note payable                                                 -       16,000
                                                      -----------  -----------
       Total Current Liabilities                         475,785      427,620

Asset Retirement Obligation                              107,543       87,726

Long-term lease                                            5,313        5,720

Drilling commitment                                      156,000      156,000
                                                      -----------  -----------
     Total Liabilities                                   744,641      677,066
                                                      -----------  -----------
Stockholders' Equity
   Common stock, $.001 par value 100,000,000
    shares authorized 92,650,144 and 90,700,144
    shares issued and outstanding at
    April 30, and January 31, 2009                        92,650       90,700
   Additional paid in capital                         19,434,945   19,308,395
   Retained (deficit)                                (18,428,368) (18,251,039)
                                                      -----------  -----------
Total Stockholders' Equity                             1,099,227    1,148,056
                                                      -----------  -----------
Total Liabilities and Stockholders' Equity            $1,843,868   $1,825,122
                                                      ===========  ===========

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                             April 30,
                                                   ----------------------------
                                                        2009           2008
                                                   -------------- --------------
   Revenue
     Oil and gas sales                             $      18,910  $     117,481
     Overhead and marketing revenue                       22,510              -
     Pipeline revenue                                      2,018          3,231
                                                   -------------- --------------
           Total Revenue                                  43,438        120,712

   Operating Expenses
     Lease operating expense                              15,447         23,004
     Pipeline and gathering expense                          900              -
     General and administrative expense                  199,424        121,294
     Depreciation, depletion and amortization              4,865         26,812
                                                   -------------- --------------
           Total Operating Expenses                      220,636        171,110
                                                   -------------- --------------
   Operating (Loss)                                     (177,198)       (50,398)
                                                   -------------- --------------
   Other (Expenses) Income
     Other income                                             61            368
     Interest income                                         144              -
     Gain on sale of subsidiary                                -          7,116
     Interest expense                                       (336)             -
                                                   -------------- --------------
           Total Other (Expense)                            (131)         7,484
                                                   -------------- --------------
   Net (Loss) before Income Taxes                       (177,329)       (42,914)

   Provision for income taxes                                  -              -
                                                   -------------- --------------
   Net (Loss)                                      $    (177,329) $     (42,914)
                                                   ============== ==============
   Net (Loss) per Share, Basic and Diluted         $       (0.00) $       (0.00)
                                                   ============== ==============
   Weighted average of number of shares
   outstanding                                        91,328,122     82,532,744
                                                   ============== ==============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             April 30,
                                                   ----------------------------
                                                        2009           2008
                                                   -------------- --------------

Cash Flows From Operating Activities
  Net (Loss)                                       $    (177,329) $     (42,914)
  Adjustments to reconcile net loss to net
  cash used by operating activities
    Depreciation, depletion and amortization               4,865         26,812
    Gain on sale of subsidiary                                 -         (7,116)
    Common stock issued for services                      22,500              -
    (Increase) Decrease in
       Restricted cash                                      (144)             -
       Accounts receivable                               (12,256)       (19,533)
    Increase (Decrease) in
       Accounts payable and accrued expenses             147,073         13,582
       Drilling advances                                 (42,548)             -
       Asset retirement obligation                         5,762            481
                                                   -------------- --------------
      Net Cash Flows Used By Operating Activities        (52,077)       (28,688)

Cash Flows From Investing Activities
  (Investment in) oil and gas properties                (245,378)        (2,615)
  Sale of subsidiary                                           -          7,116
  Investments in partnership                            (330,509)             -
  Payments on note receivable                            950,000              -
  Sale of oil and gas properties                               -        590,400
                                                   -------------- --------------
        Net Cash Provided By Investing Activities        374,113        594,901

Cash Flows from Financing Activities
    Advances from (Repayments to) related parties
     and stockholders                                    (40,431)        10,000
    Payments on capital lease                               (336)             -
                                                   -------------- --------------
        Net Cash Provided By (Used By) Financing
        Activities                                       (40,767)        10,000

Increase (Decrease) in Cash                              281,269        576,213

Cash at Beginning of Year                                 76,076         28,904
                                                   -------------- --------------
Cash at End of Period                              $     357,345  $     605,117
                                                   ============== ==============
Supplemental Information:
  Interest Paid in Cash                            $         336  $      29,208
                                                   ============== ==============
    Income Taxes Paid                              $           -  $           -
                                                   ============== ==============
    Non-Cash Transactions:
     Stock issued for consulting services          $      22,500  $           -
                                                   ============== ==============
     Stock issued for engineering services         $      30,000  $           -
                                                   ============== ==============
     Stock issued for purchase of gathering system $      60,000  $           -
                                                   ============== ==============
     Credit received on recompletion costs         $           -  $     129,434
                                                   ============== ==============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008


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


2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of April 30, 2009, the Company had incurred losses for the three months ended April 30, 2009 and 2008 of $(177,329) and $(42,914), respectively. There is substantial doubt as to the Company's ability to continue as a going concern and this is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008


3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2009 are not necessarily indicative of results that may be expected for the year ended January 31, 2010. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2009. The January 31, 2009 consolidated condensed balance sheet was derived from audited financial statements.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

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

Equipment - Equipment is recorded at cost and depreciated on the straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

Asset Retirement Obligations - In accordance with the provisions of Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations the Company records the fair value of its liability for asset retirement obligations at the time a well is completed and ready for production and a corresponding increase in the carrying amount of the related long live assets. Over time, the liability is accreted to its present value at the end of each reporting period, and the capitalized cost is depreciated over the useful life of the related assets. Upon settlement of the liability, the Company will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company's asset retirement obligations relate to the plugging and abandonment of its natural gas properties.

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable and notes receivable. Accounts determined to be uncollectible are charged to operations when that determination is made.

Earnings per share - The Company follows SFAS 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three months ended April 30, 2009 and 2008, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

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

No options were granted, modified or settled during the three months ended April 30, 2009 and 2008, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 18, the Company awarded 750,000 shares of common stock to consultant and vendors during the three months ended April 30, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $68,500 during the three months ended April 30, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at April 30, 2009 and January 31, 2009.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008


New Accounting Pronouncements -

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management adopted this Statement on February 1, 2009 and the adoption of SFAS 160 did not have a material impact to the Company's financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management adopted this Statement on February 1, 2009 and the adoption of SFAS 161 did not have a material impact to the Company's financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt FSP 141(R)-1 along with SFAS 141(R) in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our financial position or results of operations.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of FSP SFAS 107-1.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

4.  PURCHASE OF GATHERING SYSTEM

On April 14, 2009 the Company issued 1,000,000 shares of common stock valued at $60,000, based on the closing quoted market price of $0.06, for a gas gathering system in Callahan County, Texas. The gas gathering system had not been placed into service as of April 30, 2009.

5.  NOTE RECEIVABLE

On February 27, 2009 the Company sold the note receivable for $950,000 less expenses of $28,909.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008


6.  SALE OF TGC

On February 15, 2008 the Company sold all the outstanding stock in its subsidiary, TGC, for $10,000. The Company retained outstanding liabilities of approximately $75,000 some of which are disputed. This sale resulted in the recognition of a $7,116 gain for financial reporting purposes.

7.  PURCHASE OF ENERGAS CORPORATION

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


       Cash                                                $        64,182
       Restricted cash                                              25,049
       Receivables                                                 236,114
       Payables                                                   (222,393)
       Goodwill                                                     94,286
                                                            --------------
                                                          $        197,238
                                                            ==============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

During the quarter ended April 30, 2009 acquisition costs of $19,186 related to the purchase were recorded in general and administrative expenses.

8.  PURCHASE OF ENERGAS PIPELINE

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

       Receivable                                          $     19,227
       Payables                                                 (19,227)
       Goodwill                                                  52,417
                                                            -----------
                                                          $      52,417
                                                            ===========

9.  RELATED PARTY

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Corporation which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $12,266 for the three months ended April 31, 2008 for drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $3,644 for the three months ended April 30, 2008 for operation of the wells.

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $46,300 during three months ended April 30, 2008, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three months ended April 30, 2008 Energas Pipeline Company received $601 in marketing and transportation fees.

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three months ended April 30, 2009 and 2008 the Company paid rent of $12,000 and $11,600, respectively, to the Company's President.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

10. INCOME TAXES

As of April 30, 2009, the Company has approximately $14,161,000 of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,664,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The Company is delinquent in filing tax returns with the Internal Revenue service and state taxing authorities. The Company is in the process of completing and filing these delinquent returns. The filing of these returns could result in changes to the net operating loss (NOL) carry forwards as currently estimated.

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

The Company is subject to examination in the U.S. federal and state tax jurisdiction of the 2000 to 2008 tax years. There are not current examinations of the Company's prior tax returns. The Company has not filed any U.S or state income tax returns since 2001. The penalty and interest charges on the delinquent returns is estimated to be minimal due to net operating losses incurred in each year of operations.

No penalty and interest on any tax positions have been computed and the Company does not anticipate there will be a charge in the FIN 48 position in the next 12 months.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

11. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended April 30, 2009 and 2008:

                                                       2009              2008
                                                       ----              ----
Basic (loss) per share computation Numerator:
  Net loss                                          $  (177,329)    $   (42,914)

Denominator:
  Weighted average common shares outstanding         91,328,122      82,532,744
Basic (loss) per share                              $     (0.00)    $     (0.00)

Diluted (loss) per share Numerator:
  Net loss                                          $  (177,329)    $   (42,914)

Denominator:
  Weighted average common shares outstanding         91,328,122      82,532,744
Diluted (loss) per share                            $     (0.00)    $     (0.00)

12. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                         Three Months Ended      Year Ended
                                           April 30, 2009      January 31, 2009
                                         ------------------   ------------------

  Asset retirement obligation
    beginning balance                       $    111,417         $     41,627
  Liabilities incurred                            14,055               68,293
  Liabilities settled                                 --              (17,890)
  Accretion expense                                5,762               19,387
                                            -------------        ------------
  Asset retirement obligation ending balance     131,234              111,417
  Less current portion                           (23,691)             (23,691)
                                            -------------        ------------
  Asset retirement obligation, long-term    $    107,543         $    87,726
                                            =============        ============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

13.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                         Three Months Ended       Year Ended
                                           April 30, 2009      January 31, 2009
                                         ------------------   ------------------

  Remaining lease payments                  $      9,407      $        9,855
  Imputed interest                                (2,579)             (2,691)
                                           --------------     ---------------
  Copier lease balance                             6,828      $        7,164
  Less current portion                            (1,515)             (1,444)
                                           --------------     ---------------

  Copier lease, long-term                   $      5,313      $        5,720
                                           ==============     ===============


Future principal payments over the next five years are as follows: 2010 -$1,515; 2011 - $1,830; 2012 - $2,211; 2013 - $1,272.

14.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of April 30, 2009 under non-cancellable leases is as follows: 2009 - $5,382; 2010 - $2,655; 2011 - $2,108; 2012 -
$1,865.

15.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 51% of total natural gas and oil revenues for the three months ended April 30, 2009.

The Company sold gas to Energas Pipeline Company, which was owned by George G. Shaw, the Company's President during the three months ended April 30, 2008. These sales were approximately $46,300 during the three months ended April 30, 2008.

16.  CONVERSION OF DEBT

On February 11, 2009 the Company issued 200,000 shares of common stock for the settlement of $16,000 in notes payable and related interest.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of April 30, 2009. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

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


The following table summarizes the options and stock bonuses granted pursuant to the Plans as of April 30, 2009:

Incentive Stock Options
-----------------------
                                                                      Options
                                                                     Exercised
 Shares Subject to                                     Expiration   as of April
      Option         Exercise Price   Date of Grant  Date of Option   30, 2009
--------------------------------------------------------------------------------

None                         --              --              --            --

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

Non-Qualified Stock Options
---------------------------
                                                                      Options
                                                                     Exercised
 Shares Subject to                                     Expiration   as of April
      Option         Exercise Price   Date of Grant  Date of Option   30, 2009
--------------------------------------------------------------------------------

     250,000              $0.32           6-30-03        7-15-05        250,000


Stock Bonus Plan
----------------

                              Shares Issued as Stock
           Name                    Bonus (1)(2)               Date Issued
--------------------------------------------------------------------------------

George Shaw                             100,000                10/30/03
Scott Shaw                              100,000                10/30/03
Employees and consultants             1,836,981              Various dates
                                      ---------
                                      2,036,981
                                      =========

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

On February 23, 2009 the Company issued 220,000 shares of common stock valued at $19,800, based on the quoted closing price on that date of $0.09 per share, for services from consultants and vendors.

On March 2, 2009 the Company issued 30,000 shares of common stock valued at $2,700, based on the quoted closing price on that date of $0.09 per share, for services from consultants and vendors.

On March 14, 2009 the Company issued 500,000 shares of common stock valued at $30,000, based on the quoted closing price on that date of $0.06 per share, for services from an engineer.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2009 AND 2008

21.  DRILLING COMMITMENT

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of April 30, 2009 for a total accrued commitment of $156,000 as of April 30, 2009.

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

     The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming, and in Callahan County, Texas.

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

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of June 15, 2009 this well was shut-in.

      In November 2008 the Company entered into an agreement with Excalibur, Inc., an unrelated third party, for the exploration and development of oil and gas leases covering 1,560 acres in Callahan County, Texas. The Agreement provides that the Company will pay the costs to drill and complete five wells on the leased acreage.

      If any of the five wells are completed as a producing well, Excalibur will receive a 12.5% working interest in the well. When Energas has received net proceeds from the sale of production from a completed well equal to the cost of drilling, completing, equipping, testing and operating the well, in addition to leasehold costs of $39,000, Excalibur will receive an additional 12.5% working interest in the well.

      The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of June 15, 2009 was in the process of completion.

      Subsequent to January 31, 2009 the Company acquired a 2% overriding royalty interests in the leases held by an unrelated third party for $161,000, subject to the retention by the third party of a 2% overriding royalty interest in the Maurice Snyder #1-141 well.

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

      In March 2009 the Company acquired a 14 mile natural gas gathering system in exchange for 1,000,000 shares of the Company's common stock. The gathering system, located in Callahan County, Texas, will be used to transport any gas, produced from wells which may be drilled on the Company's leases in Texas to the Enbridge Gas Company pipeline.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three months ended April 30, 2009, as compared to the three months ended April 30, 2008, are discussed below:

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Oil and gas sales            D         Sale of Company's Kentucky oil and gas
                                       properties, sale of Ainsworth  #1-33
                                       well, and decrease in production.

Lease operating expense      D         Sale of Company's Kentucky oil and gas
                                       properties, sale of Ainsworth #1-33 well, and decrease in production.

General and administrative   I         Expense associated with shares issued for
     Expense                           consulting services

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

      Other than the foregoing the Company does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on the Company's net sales, revenues or expenses.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and (uses) of cash during the three months ended April 30, 2009 and 2008 were:

                                                             2009          2008
                                                             ----          ----

      Cash used in operations                             $ (52,077)  $ (28,688)
      Acquisition and development of oil and
        gas properties                                     (245,378)     (2,615)
      Sale of subsidiary                                         --       7,116
      Investment in partnership                            (330,509)         --
      Collections on note receivable                        950,000          --
      Sale of oil and gas properties                             --     590,400
      (Repayments to) advances from related parties         (40,431)     10,000
      Advances (net of repayments) on capital lease            (336)         --

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

Contractual Obligations
-----------------------

      Except as shown in the following table, as of April 30, 2009, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of April 30, 2009 are as follows:

                          Total     2009     2010     2011     2012   Thereafter
                          -----     ----     ----     ----     ----   ----------

Office equipment leases  $12,010   $5,382   $2,655   $2,108  $1,865         --
Drilling obligation     $156,000  $39,000  $78,000  $39,000      --         --

Critical Accounting Policies
----------------------------

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

      There were no changes in Energas' internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, Energas' internal control over financial reporting as discussed above.


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


                                      ENERGAS RESOURCES, INC.

Date:  July 13, 2009
                                      By: /s/ George G. Shaw
                                          -----------------------------------
                                          George G. Shaw, Principal Executive,
                                           Financial and Accounting Officer