Form 10-Q
period 2009-07-31
ENERGAS RESOURCES INC
filed 2009-09-14
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                       ---------------

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                        --------------------------------
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
                                                    Yes ___     No   X
                                                                   -----

        Class of Stock       No. Shares Outstanding                Date
        --------------       ----------------------                ----

            Common                92,650,144               September 11, 2009

                             ENERGAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          July 31,   January 31,
                             ASSETS                        2009         2009
                                                           ----         ----
                                                       (Unaudited)   (Audited)
Current Assets
  Cash                                                 $   30,808   $   76,076
  Restricted cash                                          25,339       25,049
  Accounts receivable                                      78,618       54,539
  Deposits                                                  7,500            -
                                                       -----------  -----------
    Total Current Assets                                  142,265      155,664
                                                       -----------  -----------
Property and Equipment
  Oil and gas properties, using full cost accounting
    Proved properties                                  10,282,658    2,606,814
    Unproved properties                                   407,352      162,012
    Pipelines and gathering systems                        60,000            -
                                                       -----------  -----------
                                                       10,750,010    2,768,826
    Less accumulated depreciation, depletion, and
      amortization, including impairment of $1,505,656
      and $1,505,656                                   (2,277,990)  (2,249,545)
                                                       -----------  -----------
                                                        8,472,020      519,281
    Other, net of accumulated depreciation of $38,932
     and $34,035                                           13,070       14,474
                                                       -----------  -----------
                                                        8,485,090      533,755
                                                       -----------  -----------
Goodwill                                                  146,703      146,703
Investment in partnership                                       -       39,000
Note Receivable, net of allowance of $0 and $1,162,020          -      950,000
                                                       -----------  -----------
Total Assets                                           $8,774,058   $1,825,122
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                $  411,349   $  219,791
  Advanced drilling funds                                       -      126,263
  Due to related parties                                        -       40,431
  Current portion of lease                                  1,588        1,444
  Current asset retirement obligation                      23,691       23,691
  Note payable                                                  -       16,000
                                                       -----------  -----------
       Total Current Liabilities                          436,628      427,620

Asset Retirement Obligation                               113,305       87,726
Long-term lease                                             4,888        5,720
Drilling commitment                                       156,000      156,000
                                                       -----------  -----------
     Total Liabilities                                    710,821      677,066
                                                       -----------  -----------
Stockholders' Equity
  Preferred stock, $0.0001 par value, 20,000,000
   share authorized, 1,000,000 shares designated
   Series A, 1,000,000 shares issued and outstanding
   at July 31, 2009                                           100            -
  Common stock, $.001 par value 100,000,000 shares
   authorized 92,650,144 and 90,700,144 shares
   issued and outstanding at July 31, and
   January 31, 2009                                        92,650       90,700
  Additional paid in capital                           26,559,030   19,308,395
  Retained (deficit)                                  (18,588,543) (18,251,039)
                                                       -----------  -----------
Total Stockholders' Equity                              8,063,237    1,148,056
                                                       -----------  -----------
Total Liabilities and Stockholders' Equity             $8,774,058   $1,825,122
                                                       ===========  ===========


          See accompanying notes to consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended               Six Months Ended
                                                July 31,                       July 31,
                                        -----------------------        -----------------------
                                         2009             2008          2009            2008
                                        -----------------------        -----------------------

Revenue
  Oil and gas sales                 $   28,988       $   80,823     $   47,898      $  198,304
  Overhead and marketing revenue         5,131                -         27,641               -
  Pipeline revenue                       2,464            3,286          4,482           6,517
                                    -----------      -----------    -----------     -----------
        Total Revenue                   36,583           84,109         80,021         204,821

Operating Expenses
  Lease operating expense               19,477           20,860         34,924          43,864
  Pipeline and gathering expense           675            1,800          1,575           1,800
  General and administrative
    expense                            150,133          119,544        349,557         240,838
  Depreciation, depletion and
    amortization                        26,300           24,693         31,165          51,505
                                    -----------      -----------    -----------     -----------
      Total Operating Expenses         196,585          166,897        417,221         338,007
                                    -----------      -----------    -----------     -----------
Operating (Loss)                      (160,002)         (82,788)      (337,200)       (133,186)
                                    -----------      -----------    -----------     -----------
Other (Expenses) Income
 Other income                                -                -             61               -
 Interest income                           146            1,274            290           1,642
 Gain on sale of subsidiary                  -                -              -           7,116
 Interest expense                         (319)               -           (655)              -
                                    -----------      -----------    -----------     -----------
       Total Other (Expense)              (173)           1,274           (304)          8,758
                                    -----------      -----------    -----------     -----------
Net (Loss) before Income Taxes        (160,175)         (81,514)      (337,504)       (124,428)

Provision for income taxes                   -                -              -               -
                                    -----------      -----------    -----------     -----------
Net (Loss)                          $ (160,175)      $  (81,514)    $ (337,504)     $ (124,428)
                                    ===========      ===========    ===========     ===========
Net (Loss) per Share, Basic and
 Diluted                            $    (0.00)      $    (0.00)    $    (0.00)     $    (0.00)
                                    ===========      ===========    ===========     ===========
Weighted average of number of
shares outstanding                  92,998,796       82,532,744     92,000,089      82,532,744
                                    ===========      ===========    ===========     ===========


          See accompanying notes to consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                July 31,
                                                       -------------------------
                                                          2009           2008
                                                       -------------------------
Cash Flows From Operating Activities
  Net (Loss)                                         $  (337,504)   $  (124,428)
  Adjustments to reconcile net loss to net
   cash used by operating activities
     Depreciation, depletion and amortization             31,165         51,505
     Accretion expense                                    11,524            887
     Common stock issued for services                     52,500              -
     (Increase) Decrease in
       Restricted cash                                      (290)             -
       Accounts receivable                               (24,079)        (1,325)
       Deposits                                           (7,500)             -
       Prepaid drilling costs                                  -       (486,388)
      Increase (Decrease) in
       Accounts payable and accrued expenses             191,558        (92,134)
       Drilling advances                                (126,263)             -
       Deposits held                                           -        100,000
                                                     ------------   ------------
       Net Cash Flows Used By Operating Activities      (208,889)      (551,883)

Cash Flows From Investing Activities
  Purchases of oil and gas properties                   (745,260)        (2,611)
  Payments on note receivable                            950,000              -
  Proceeds from sale of oil and gas properties                 -        590,400
                                                     ------------   ------------
      Net Cash Provided By Investing Activities          204,740        587,789

Cash Flows from Financing Activities
  Advances from (Repayments to) related parties
   and stockholders                                      (40,431)        10,000
  Payments on capital lease                                 (688)             -
                                                     ------------   ------------
    Net Cash Provided By (Used By) Financing
      Activities                                         (41,119)        10,000

Increase (Decrease) in Cash                              (45,268)        45,906
Cash at Beginning of Year                                 76,076         28,904
                                                     ------------   ------------
Cash at End of Period                                $    30,808    $    74,810
                                                     ============   ============
Supplemental Information:
  Interest Paid in Cash                              $       655    $         -
                                                     ============   ============
    Income Taxes Paid                                $         -    $         -
                                                     ============   ============
    Non-Cash Transactions:
     Common stock issued for consulting services     $    22,500    $         -
                                                     ============   ============
     Common stock issued for engineering services    $    30,000    $         -
                                                     ============   ============
     Common Stock issued for purchase of
        gathering system                             $    60,000    $         -
                                                     ============   ============
     Preferred stock issued for oil and gas
       properties                                    $ 7,124,185    $         -
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of July 31, 2009, the Company had incurred losses for the six months ended July 31, 2009 and 2008 of $(337,504) and $(124,428), respectively. There is substantial doubt as to the Company's ability to continue as a going concern and this is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of results that may be expected for the year ended January 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2009. The January 31, 2009 interim consolidated balance sheet was derived from audited financial statements.

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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

Equipment - Equipment is recorded at cost and depreciated on the straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


Asset Retirement Obligations - In accordance with the provisions of Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations the Company records the fair value of its liability for asset retirement obligations at the time a well is completed and ready for production and a corresponding increase in the carrying amount of the related long live

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

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

Accounts Receivable - Management periodically assesses the collectability of the Company's accounts receivable and notes receivable. Accounts determined to be uncollectible are charged to operations when that determination is made.

Earnings per share - The Company follows SFAS 128 Earnings per Share, for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and six months ended July 31, 2009 and 2008, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


No options were granted, modified or settled during the three and six months ended July 31, 2009 and 2008, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 18, the Company awarded 750,000 shares of common stock to consultant and vendors during the six months ended July 31, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $68,500 during the six months ended July 31, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at July 31, 2009 and January 31, 2009.

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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

New Accounting Pronouncements -

In December 2007, the Financial Accounting Standards Board, (FASB), issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management adopted this Statement on February 1, 2009 and the adoption of SFAS 160 did not have a material impact to the Company's financial position, results of operations, or cash flows.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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

In December 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. The FSP amends SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP No. SFAS 123(R)-1 are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of FSP No. SFAS 123(R)-1.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt FSP 141(R)-1 along with SFAS 141(R) in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. Management adopted this FSP on May 1, 2009 and the adoption of FSP SFAS 107-1 did not have a material impact to the Company's financial position, results of operations, or cash flows.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. Management adopted this FSP on May 1, 2009 and the adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact to the Company's financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. Management adopted this FSP on May 1, 2009 and the adoption of FSP No. SFAS 157-4 did not have a material impact to the Company's financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on September 14, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise's involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


4.  PURCHASE OF GATHERING SYSTEM

On April 14, 2009 the Company issued 1,000,000 shares of common stock valued at $60,000, based on the closing quoted market price of $0.06, for a gas gathering system in Callahan County, Texas. The gas gathering system had not been placed into service as of July 31, 2009.

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

7.  PURCHASE OF UINTAH COUNTY, UTAH WELL

On July 29, 2009 the Company purchased an 85% working interest, 62.7598% net revenue interest, in the Conoco Federal #22-1 well in Uintah County, Utah for $7,164,185. The company paid $40,000 in cash and 1,000,000 shares of the Company's Series A preferred stock valued at $7,124,185. The fair value of the well was determined by the present value discounted at ten percent (10%) of cash flows from an independent reserve report on the well conducted as of July 1, 2009.

The Company also committed to connect the Conoco Federal #22-1 well to a gathering system within six months of the purchase of the well. The connection expense is estimated to be $355,475.

The Series A preferred shares are entitled to receive quarterly dividends based upon ten percent of the net profits derived from the Conoco Federal #22-1 well.

8.  PURCHASE OF ENERGAS CORPORATION

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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
                                                            ==============


During the six months ended July 31, 2009 acquisition costs of $19,186 related to the purchase were recorded in general and administrative expenses.

9.  PURCHASE OF ENERGAS PIPELINE

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
                                                            ===========

10.  RELATED PARTY

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Corporation which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $499,012 and $512,406 for the three and six months ended April 30, 2008, respectively, for drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $1,819 and $6,502 for the three and six months ended July 31, 2008, respectively, for operation of the wells.

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $63,000 and $109,300 during three and six months ended July 31, 2008, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three and six months ended July 31, 2008 Energas Pipeline Company received $620 and $1,221, respectively, in marketing and transportation fees.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three months ended July 31, 2009 and 2008 the Company paid rent of $12,000 and $12,000, respectively, to the Company's President. During the six months ended July 31, 2009 and 2008 the Company paid rent of $24,000 and $23,600, respectively, to the Company's President.

11. INCOME TAXES

As of July 31, 2009, the Company has approximately $14,322,000 of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,728,800; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


No penalty and interest on any tax positions have been computed and the Company does not anticipate there will be a change in the FIN 48 position in the next 12 months.

12. EARNINGS PER SHARE

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended July 31, 2009 and 2008:

                                                           2009          2008
                                                           ----          ----
Basic (loss) per share computation Numerator:
  Net loss                                            $ (160,175)    $  (81,514)

Denominator:
  Weighted average common shares outstanding          92,998,796     82,532,744
Basic (loss) per share                                $    (0.00)    $    (0.00)

Diluted (loss) per share Numerator:
  Net loss                                            $ (160,175)    $  (81,514)

Denominator:
  Weighted average common shares outstanding          92,998,796     82,532,744
Diluted (loss) per share                              $    (0.00)    $    (0.00)

The following reconciles the components of the EPS computation for the six months ended July 31, 2009 and 2008:

                                                           2009          2008
                                                           ----          ----
Basic (loss) per share computation Numerator:
  Net loss                                             $(337,504)    $ (124,428)

Denominator:
  Weighted average common shares outstanding          92,000,089     82,532,744
Basic (loss) per share                                $    (0.00)    $    (0.00)

Diluted (loss) per share Numerator:
  Net loss                                            $ (337,504)    $ (124,428)

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


Denominator:
  Weighted average common shares outstanding          92,000,089     82,532,744
Diluted (loss) per share                              $    (0.00)    $    (0.00)


13. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                              Six Months Ended     Year Ended
                                               July 31, 2009    January 31, 2008
                                              ----------------  ----------------

   Asset retirement obligation beginning
    balance                                    $   111,417        $    41,627
   Liabilities incurred                             14,055             68,293
   Liabilities settled                                  --            (17,890)
   Accretion expense                                11,524             19,387
                                               ------------       ------------
  Asset retirement obligation ending balance       136,996            111,417
  Less current portion                             (23,691)           (23,691)
                                               ------------       ------------
  Asset retirement obligation, long-term       $   113,305        $    87,726
                                               ============       ============

14.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                        Six Months Ended       Year Ended
                                         July 31, 2009      January 31, 2009
                                        ----------------    ----------------

  Remaining lease payments                $      8,735        $      9,855
  Imputed interest                              (2,259)             (2,691)
                                        --------------       --------------
  Copier lease balance                           6,476        $      7,164
  Less current portion                          (1,588)             (1,444)
                                        --------------       --------------


  Copier lease, long-term                 $      4,888       $       5,720
                                          ============       =============


Future principal payments over the next five years are as follows: 2010 -$757; 2011 - $1,746; 2012 - $2,109; 2013 - $1,864.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


15.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of July 31, 2009 under non-cancellable leases is as follows: 2009 - $2,860; 2010 - $2,655; 2011 - $2,109; 2012 -
$1,864.

16.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Oil sales to one purchaser approximated 57% and 54% of total natural gas and oil revenues for the three and six months ended July 31, 2009, respectively.

The Company sold gas to Energas Pipeline Company, which was owned by George G. Shaw, the Company's President during the three and six months ended July 31, 2008. These sales were approximately $63,000 and $109,300 during the three and six months ended July 31, 2008, respectively.

17.  CONVERSION OF DEBT

On February 11, 2009 the Company issued 200,000 shares of common stock for the settlement of $16,000 in notes payable and related interest.


18.  CONTINGENCIES

In the normal course of its operations, the Company may, from time to time, be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

19.  STOCK-BASED COMPENSATION

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

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of July 31, 2009. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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


The following table provides information as of July 31, 2009 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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


The following table summarizes the options and stock bonuses granted pursuant to the Plans as of July 31, 2009:

Incentive Stock Options
-----------------------
                                                                       Options
                                                                     Exercised
 Shares Subject to                                     Expiration    as of July
      Option         Exercise Price   Date of Grant  Date of Option   31, 2009
--------------------------------------------------------------------------------

None                           --              --             --           --


Non-Qualified Stock Options
---------------------------

                                                                      Options
                                                                     Exercised
 Shares Subject to                                     Expiration    as of July
      Option         Exercise Price   Date of Grant  Date of Option   31, 2009
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
                                    ---------
                                    2,036,981

                             ENERGAS RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008


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


20.  DRILLING COMMITMENT

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of July 31, 2009 for a total accrued commitment of $156,000 as of July 31, 2009.

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

      The Company principally operates in the Arkoma Basin in Oklahoma, the Powder River Basin in Wyoming, Uintah County, Utah and in Callahan County, Texas.

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

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of August 31, 2009 this well was shut-in.

      In November 2008 the Company entered into an agreement with Excalibur, Inc., an unrelated third party, for the exploration and development of oil and gas leases covering 1,560 acres in Callahan County, Texas. The Agreement provides that the Company will pay the costs to drill and complete five wells on the leased acreage.

      If any of the five wells are completed as a producing well, Excalibur will receive a 12.5% working interest in the well. When the Company has received net proceeds from the sale of production from a completed well equal to the cost of drilling, completing, equipping, testing and operating the well, in addition to leasehold costs of $39,000, Excalibur will receive an additional 12.5% working interest in the well.

      The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of August 31, 2009 was in the process of completion.

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

      In July of 2009, the Company acquired an 85% working interest (62.7598% net revenue interest) in an oil and gas well located in Utah for $40,000 in cash and 1,000,000 shares of its Series A Preferred stock. See Part II, Item 2 of this report for more information concerning the terms of the Series A Preferred shares.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three and six months ended July 31, 2009, as compared to the three and six months ended July 31, 2008, are discussed below:

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

General and administrative   I         Expense associated with shares issued for
     Expense                           consulting services

Depreciation, depletion      D         For the six months ended July 31, 2009,
and amortization                       sale of Company's Kentucky oil and gas
                                       properties and sale of Ainsworth #1-33
                                       well.

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

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and uses of cash during the six months ended July 31, 2009 and 2008 were:

                                                          2009           2008
                                                          ----           ----

      Cash used in operations                        $  (208,889)   $  (551,883)
      Acquisition and development of oil and
        gas properties                                  (745,260)        (2,611)
      Collections on note receivable                     950,000             --
      Sale of oil and gas properties                          --        590,400
      (Payments to) advances from related parties        (40,431)        10,000
      Other                                                 (688)            --
                                                     ------------   ------------
      Increase (decrease) in cash                        (45,268)        45,906
                                                     ============   ============

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

Contractual Obligations
-----------------------

      Except as shown in the following table, as of July 31, 2009, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of July 31, 2009 are as follows:

                         Total     2009     2010     2011     2012    Thereafter
                         -----     ----     ----     ----     ----    ----------

Office equipment leases  $9,488   $2,860   $2,655   $2,109  $1,864         --
Drilling obligation    $156,000  $39,000  $78,000  $39,000      --         --


Critical Accounting Policies
----------------------------

      See Note 3 to the financial statements included as part of this report.

ITEM 4T. CONTROLS AND PROCEDURES

      George G. Shaw, the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Energas' disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information is adequately disclosed. The Company has a material weakness in its lack of monitoring controls to ensure that information generated for financial reporting purposes is complete and accurate.

      There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.

PART II -OTHER INFORMATION

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

        On July 29, 2009, the Company acquired an 85% working interest (62.7598% net revenue interest) in an oil and gas well located in Uintah County, Utah for $40,000 in cash and 1,000,000 shares of its Series A Preferred stock. The Series A Preferred shares will collectively be entitled to a dividend, payable quarterly, based upon 10% of the Company's net profits derived from the sale of any oil or gas produced from the well. For purposes of the Series A shares, net profits is defined as 10% of the Company's share of the gross revenues derived from the sale of any oil or gas produced from the well, less the Company's share of all costs and expenses associated with drilling, completing, reworking or operating the well. The Series A Preferred shares do not have any voting rights except as provided by Delaware law.

      The well acquired in the transaction is presently shut-in. The Company estimates that it will spend approximately $355,000 in efforts to return the well to production.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. The person who acquired the shares and warrants was a sophisticated investor and was provided full information regarding the Company. There was no general solicitation in connection with the offer or sale of the securities. The person who acquired these securities acquired them for his own account. The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these securities.


ITEM 6.    EXHIBITS

Exhibit
Number      Description of Exhibits
-------     -----------------------

  31        Rule 13a-14(a) Certifications
  32        Section 1350 Certifications

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENERGAS RESOURCES, INC.

Date:  September 4, 2009
                                      By: /s/ George G. Shaw
                                          ------------------------------------
                                          George G. Shaw, Principal Executive,
                                               Financial and Accounting Officer