Form 10-Q
period 2009-10-31
ENERGAS RESOURCES INC
filed 2009-12-15
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                        --------------

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                          ----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.     Yes __X__          No __

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).   Yes __      No __X__

       Class of Stock         No. Shares Outstanding              Date
       --------------         ----------------------              ----

            Common                 92,650,144               December 15, 2009

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     October 31,     January 31,
                                                        2009            2009
                                                     -----------     ----------
                                                     (Unaudited)      (Audited)
                             ASSETS

Current Assets
    Cash                                            $    8,025       $  76,076
    Restricted cash                                     25,488          25,049
    Accounts receivable                                 49,015          54,539
    Deposits                                             7,500               -
                                                ---------------  --------------
       Total Current Assets                             90,028         155,664
                                                ---------------  --------------
Property and Equipment
    Oil and gas properties, using full cost
     accounting
      Proved properties                             10,302,721       2,606,814
      Unproved properties                              251,352         162,012
      Pipelines and gathering systems                   60,000               -
                                                ---------------  --------------
                                                    10,614,073       2,768,826
      Less accumulated depreciation, depletion,
      and amortization, including impairment of
      $1,505,656 and $1,505,656                     (2,287,108)     (2,249,545)
                                                ---------------  --------------
                                                     8,326,965         519,281
    Other, net of accumulated depreciation of
    $40,291 and $34,035                                 11,710          14,474
                                                ---------------  --------------
                                                     8,338,675         533,755
                                                ---------------  --------------
Goodwill                                               146,703         146,703
Accounts receivable - other                            156,000               -
Investment in partnership                                    -          39,000
Note Receivable, net of allowance of $0
 and $1,162,020                                              -         950,000
                                                ---------------  --------------
Total Assets                                    $    8,731,406   $   1,825,122
                                                ===============  ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses       $      466,383   $     219,791
    Advanced drilling funds                                  -         126,263
    Due to related parties                              24,900          40,431
    Current portion of lease                             1,665           1,444
    Current asset retirement obligation                 23,691          23,691
    Note payable                                             -          16,000
                                                ---------------  --------------
       Total Current Liabilities                       516,639         427,620

Asset Retirement Obligation                            119,067          87,726
Long-term lease                                          4,441           5,720
Drilling commitment                                    156,000         156,000
                                                ---------------  --------------
      Total Liabilities                                796,147         677,066
                                                ---------------  --------------
Stockholders' Equity
    Preferred stock, $0.0001 par value,
     20,000,000 share authorized, 1,000,000
     shares designated Series A, 1,000,000
     shares issued and outstanding
     October 31, 2009                                      100               -
    Common stock, $.001 par value 100,000,000
     shares authorized 92,650,144 and 90,700,144
     shares issued and outstanding at October 31,
     and January 31, 2009                               92,650          90,700
    Additional paid in capital                      26,559,030      19,308,395
    Retained (deficit)                             (18,716,521)    (18,251,039)
                                                ---------------  --------------
Total Stockholders' Equity                           7,935,259       1,148,056
                                                ---------------  --------------
Total Liabilities and Stockholders' Equity      $    8,731,406   $   1,825,122
                                                ===============  ==============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three months ended        Nine Months Ended
                                                October 31,              October 31,
                                         ---------------------------------------------------
                                             2009        2008         2009         2008
                                         ---------------------------------------------------

Revenue
 Oil and gas sales                       $  28,141    $  52,786    $  76,039   $ 251,090
 Overhead and marketing revenue              5,212            -       32,853           -
 Pipeline revenue                            2,468        3,096        6,950       9,613
                                         ----------   ----------   ----------  ----------
 Total Revenue                              35,821       55,882      115,842     260,703

Operating Expenses
 Lease operating expense                    18,757       17,298       53,681      61,162
 Pipeline and gathering expense                675          900        2,250       2,700
 General and administrative expense        133,639      144,735      483,196     385,573
 Bad debt expense                                     1,117,230                1,117,230
 Depreciation, depletion and amortization   10,477       25,763       41,642      77,268
                                         ----------   ----------   ----------  ----------
 Total Operating Expenses                  163,548    1,305,926      580,769   1,643,933
                                         ----------   ----------   ----------  ----------

Operating (Loss)                          (127,727)  (1,250,044)    (464,927) (1,383,230)
                                         ----------   ----------   ----------  ----------
Other (Expenses) Income
 Other income                                    -            -           61           -
 Interest income                               148      138,473          438     140,115
 Gain on sale of subsidiary                      -            -            -       7,116
 Interest expense                             (399)           -       (1,054)          -
                                         ----------   ----------   ----------  ----------
 Total Other (Expense)                        (251)     138,473         (555)    147,231
                                         ----------   ----------   ----------  ----------

Net (Loss) before Income Taxes            (127,978)  (1,111,571)    (465,482) (1,235,999)

Provision for income taxes                       -            -            -           -
                                         ----------   ----------   ----------  ----------
Net (Loss)                               $(127,978)  $(1,111,571)  $(465,482) $(1,235,999)
                                         ==========  ============  ========== ============
Net (Loss) per Share, Basic and Diluted  $   (0.00)  $     (0.01)  $   (0.01) $     (0.02)
                                         ==========  ============  ========== ============
Weighted average of number of shares
outstanding                              94,443,840   82,576,222   92,219,156  82,547,343
                                         ==========  ============  ========== ============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                              October 31,
                                                     ---------------------------
                                                          2009          2008
                                                     ---------------------------

Cash Flows From Operating Activities
  Net (Loss)                                         $ (465,482)  $ (1,235,999)
  Adjustments to reconcile net loss to net
   cash used by operating activities
    Depreciation, depletion and amortization             41,642         77,267
    Bad debt provision                                        -      1,117,230
    Common stock issued for services                     52,500         41,000
    (Increase) Decrease in
      Restricted cash                                      (439)             -
      Accounts receivable                                 5,524         35,357
      Deposits                                           (7,500)             -
    Increase (Decrease) in
      Accounts payable and accrued expenses             246,592        (78,455)
      Drilling advances                                (126,263)             -
      Asset retirement obligation                        17,286          1,295
                                                    ------------   ------------
      Net Cash Flows Used By Operating Activities      (236,140)       (42,305)

Cash Flows From Investing Activities
  (Investment in) oil and gas properties               (765,322)      (663,442)
  Payments on note receivable                           950,000         87,980
  Sale of oil and gas properties                              -        590,400
                                                    ------------   ------------
    Net Cash Provided By Investing Activities           184,678         14,938

Cash Flows from Financing Activities
  Advances from (Repayments to) related parties
   and stockholders                                     (15,531)        21,000
  Payments on capital lease                              (1,058)             -
                                                    ------------   ------------
    Net Cash Provided By (Used By) Financing
     Activities                                         (16,589)        21,000

  Increase (Decrease) in Cash                           (68,051)        (6,367)
  Cash at Beginning of Period                            76,076         28,904
                                                    ------------   ------------
  Cash at End of Period                             $     8,025    $    22,537
                                                    ============   ============
  Supplemental Information:
   Interest Paid in Cash                            $     1,054    $         -
                                                    ============   ============
   Income Taxes Paid                                $         -    $         -
                                                    ============   ============
     Non-Cash Transactions:
      Common stock issued for consulting services   $    22,500    $         -
                                                    ============   ============
      Common stock issued for engineering services  $    30,000    $         -
                                                    ============   ============
      Common Stock issued for purchase of           $    60,000    $         -
       gathering system
                                                    ============   ============
      Common Stock issued for salaries              $         -    $    41,000
                                                    ============   ============
      Preferred stock issued for oil and gas        $ 7,124,185    $         -
       properties
                                                    ============   ============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008


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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of October 31, 2009, the Company had incurred losses for the nine months ended October 31, 2009 and 2008 of $(465,482) and $(1,235,999), respectively. There is substantial doubt as to the Company's ability to continue as a going concern and this is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of results that may be expected for the year ended January 31, 2010. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2009. The January 31, 2009 consolidated condensed balance sheet was derived from audited financial statements.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

Equipment - Equipment is recorded at cost and depreciated on the straight-line basis over the following periods:

                  Computer equipment         5-7 years
                  Truck                        7 years
                  Office equipment           5-7 years
                  Computer software            5 years
                  Gathering systems           30 years


Asset Retirement Obligations - In accordance with accounting guidance the Company records the fair value of its liability for asset retirement obligations at the time a well is completed and ready for production and a corresponding increase in the carrying amount of the related long live assets. Over time, the

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

Earnings per share - The Company follows accounting guidance for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and nine months ended October 31, 2009 and 2008, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

Stock-based compensation - Effective February 1, 2006 the Company adopted the fair value recognition provisions of updated accounting guidance regarding stock-based compensation, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the updated accounting guidance, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original accounting guidance. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The updated accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under the updated accounting guidance for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

No options were granted, modified or settled during the three and nine months ended October 31, 2009 and 2008, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 18, the Company awarded 750,000 shares of common stock to consultant and vendors during the nine months ended October 31, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $68,500 during the nine months ended October 31, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at October 31, 2009 and January 31, 2009.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued an interpretation of accounting guidance regarding accounting for uncertainty in income taxes. The interpretation is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

Under the interpretation, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of the interpretation at February 1, 2007 did not have a material effect on the Company's financial position.

Segment Reporting - Accounting guidance requires a public entity to report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

New Accounting Pronouncements -

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company's financial statements. The ASC does change the way the guidance is organized and presented.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

In December 2007, the Financial Accounting Standards Board, (FASB), issued new accounting guidance regarding non-controlling interests in consolidated financial statements. The new guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is effective for fiscal years beginning on or after December 15, 2008. Management adopted this guidance on February 1, 2009 and the adoption of the guidance did not have a material impact to the Company's financial position, results of operations, or cash flows.

In March 2008, the FASB issued updated accounting guidance regarding disclosures about derivative instruments and hedging activities. The updated guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for current accounting guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management adopted this updated guidance on February 1, 2009 and the adoption of the guidance did not have a material impact to the Company's financial position, results of operations, or cash flows.

In December 2008, the FASB issued updated accounting guidance regarding employers' disclosures about pensions and other postretirement benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the updated guidance are to be provided for fiscal years beginning after December 15, 2009. The Company is currently assessing the impact of this update guidance.

In April 2009, the FASB issued updated accounting guidance to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. We will adopt updated guidance along with prior amended guidance in the first quarter of fiscal 2010 and we do not expect the adoption will have a material effect on our financial position or results of operations.

In April 2009, the FASB issued amended accounting guidance regarding fair value disclosures of financial instruments in interim financial statements. The amended guidance will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This amended guidance also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. Management adopted this amended guidance on May 1, 2009 and the adoption of amended guidance did not have a material impact to the Company's financial position, results of operations, or cash flows.

In April 2009, the FASB issued amended accounting guidance regarding recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. Management adopted this amended guidance on May 1, 2009 and the adoption of amended guidance did not have a material impact to the Company's financial position, results of operations, or cash flows.

In April 2009, the FASB issued additional accounting guidance for estimating fair value when the market activity for an asset or liability has declined significantly. Management adopted this additional guidance on May 1, 2009 and the adoption additional guidance did not have a material impact to the Company's financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of the new guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on December 15, 2009.

In June 2009, the FASB issued amended accounting guidance to address the elimination of the concept of a qualifying special purpose entity. The amended guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amended guidance provides more timely and useful information about an enterprise's involvement with a variable interest entity. The amended guidance will become effective in the first quarter of 2010. The Company is currently evaluating whether this amended guidance will have an impact on the Company consolidated financial statements.

4.  PURCHASE OF GATHERING SYSTEM

On April 14, 2009 the Company issued 1,000,000 shares of common stock valued at $60,000, based on the closing quoted market price of $0.06, for a gas gathering system in Callahan County, Texas. The gas gathering system had not been placed into service as of October 31, 2009.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

7.  PURCHASE OF UINTAH COUNTY, UTAH WELL

On July 29, 2009 the Company purchased an 85% working interest, 73.835% net revenue interest, in the Conoco Federal #22-1 well in Uintah County, Utah for $7,164,185. The company paid $40,000 in cash and 1,000,000 shares of the Company's Series A preferred stock valued at $7,124,185. The fair value of the well was determined by the present value discounted at ten percent (10%) of cash flows from an independent reserve report on the well conducted as of July 1, 2009.

The Company also committed to connect the Conoco Federal #22-1 well to a gathering system within nine months of the purchase of the well. The connection expense is estimated to be $355,475.

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
                                                            ==============

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

During the nine months ended October 31, 2009 acquisition costs of $19,186 related to the purchase were recorded in general and administrative expenses.

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
                                                            ===========

10.  RELATED PARTY

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Corporation which operates the Company's wells in Oklahoma and Wyoming. Corp. billed the Company a total of $185,806 and $698,212 for the three and nine months ended October 31, 2008, respectively, for drilling costs, lease operating expenses and overhead. Of the amounts received overhead fees were $2,817 and $9,319 for the three and nine months ended October 31, 2008, respectively, for operation of the wells.

Until January 30, 2009, George G. Shaw, the Company's President, owned Energas Pipeline Company (Pipeline) that operates the natural gas gathering system to which the Company's four wells in Atoka County, Oklahoma are connected. The Company sells gas from these wells to Pipeline, these sales were approximately $24,400 and $133,700 during three and nine months ended October 31, 2008, respectively. The price the Company receives for the gas sold is the market price less a marketing and transportation fee of $0.10 per mcf that is deducted from the sales price. During the three and nine months ended October 31, 2008 Energas Pipeline Company received $580 and $1,800, respectively, in marketing and transportation fees.

The Company's offices are occupied under a one year lease beginning April 1, 2008, requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three months ended October 31, 2009 and 2008 the Company paid rent of $8,000 and $12,000, respectively, to the Company's President. During the nine months ended October 31, 2009 and 2008 the Company paid rent of $32,000 and $35,600, respectively, to the Company's President.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

As of October 31, 2009, the Company had loans outstanding from shareholders of $24,900. These loans are unsecured and are due on demand. Subsequent to October 31, 2009, the loan balances increased to $71,900 as of December 14, 2009.


11. INCOME TAXES

As of October 31, 2009, the Company has approximately $14,455,000 of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,782,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Effective February 1, 2007 the Company adopted accounting guidance which prescribes a more-likely-than-not threshold for financial statement recognition and measurement to a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of income tax income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for income taxes in interim periods and income tax disclosures.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

No penalty and interest on any tax positions have been computed and the Company does not anticipate there will be a change in the accounting guidance position in the next 12 months.

12. EARNINGS PER SHARE

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended October 31, 2009 and 2008:

                                                         2009            2008
                                                         ----            ----
Basic (loss) per share computation Numerator:
  Net loss                                        $   (127,978)    $ (1,111,571)

Denominator:
  Weighted average common shares outstanding        94,443,840       82,576,222
Basic (loss) per share                            $      (0.00)    $      (0.01)

Diluted (loss) per share Numerator:
  Net loss                                        $   (127,978)    $ (1,111,571)

Denominator:
  Weighted average common shares outstanding         94,443,840      82,576,222
Diluted (loss) per share                          $       (0.00)   $      (0.01)

The following reconciles the components of the EPS computation for the nine months ended October 31, 2009 and 2008:

                                                         2009            2008
                                                         ----            ----
Basic (loss) per share computation Numerator:
  Net loss                                         $  (465,482)    $ (1,235,999)

Denominator:
  Weighted average common shares outstanding        92,219,156       82,547,343
Basic (loss) per share                             $     (0.01)    $      (0.02)

Diluted (loss) per share Numerator:
  Net loss                                         $  (465,482)    $ (1,235,999)

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

Denominator:
  Weighted average common shares outstanding        92,219,156       82,547,343
Diluted (loss) per share                           $     (0.01)    $      (0.02)

13. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                             Nine Months Ended    Year Ended
                                             October 31, 2009   January 31, 2008
                                             ----------------   ----------------

  Asset retirement obligation beginning
        balance                               $    111,417         $    41,627
    Liabilities incurred                            14,055              68,293
    Liabilities settled                                 --             (17,890)
    Accretion expense                               17,286              19,387
                                              -------------         -----------
  Asset retirement obligation ending balance       142,758             111,417
  Less current portion                             (23,691)            (23,691)
                                              -------------         ------------
  Asset retirement obligation, long-term      $    119,067         $    87,726
                                              =============         ============

14.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                            Nine Months Ended      Year Ended
                                            October 31, 2009    January 31, 2009
                                            -----------------   ----------------

  Remaining lease payments                   $      8,063        $      9,855
  Imputed interest                                 (1,957)             (2,691)
                                             --------------      --------------
  Copier lease balance                              6,106        $      7,164
  Less current portion                             (1,665)             (1,444)
                                             --------------      --------------
  Copier lease, long-term                    $      4,441        $      5,720
                                             ==============      ==============

Future principal payments over the next five years are as follows: 2010 -$387; 2011 - $1,746; 2012 - $2,109; 2013 - $1,864.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

15.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of October 31, 2009 under non-cancellable leases is as follows: 2009 - $1,581; 2010 - $3,596; 2011 - $2,688; 2012 - $2,688.

16.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 57% and 71% of total natural gas and oil revenues for the three and nine months ended October 31, 2009, respectively.

The Company sold gas to Energas Pipeline Company, which was owned by George G. Shaw, the Company's President during the three and nine months ended October 31, 2008. These sales were approximately $24,400 and $133,70 during the three and nine months ended October 31, 2008, respectively.

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

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of October 31, 2009. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

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


The following table provides information as of October 31, 2009 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's common stock.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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


The following table summarizes the options and stock bonuses granted pursuant to the Plans as of October 31, 2009:

Incentive Stock Options
-----------------------
                                                                      Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   October 31,
      Option         Exercise Price   Date of Grant  Date of Option     2009
--------------------------------------------------------------------------------

None                           --              --             --           --


Non-Qualified Stock Options
---------------------------

                                                                       Options
                                                                     Exercised
                                                                       as of
 Shares Subject to                                     Expiration   October 31,
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
                                    ---------
                                    2,036,981
                                    =========

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

20.  DRILLING COMMITMENT

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of October 31, 2009 for a total accrued commitment of $156,000 as of October 31, 2009.

21.  ACCOUNTS RECEIVABLE - OTHER

On March 3, 2009 the Company paid $161,000 to acquire an interest in a joint development agreement. A portion of this interest is entitled to receive four payments of $39,000 totaling $156,000 related to the drilling commitment described in Note 20. This receivable has been included as a non-current asset due to the unknown timetable for the drilling activities associated with the joint development agreement.

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

      In July 2009, the Company exercised an option to acquire an 85% working interest (73.835% net revenue interest) in an oil and gas well located in Utah for $40,000 in cash and 1,000,000 shares of its Series A Preferred stock. See
Part II, Item 2 of this report for more information concerning the terms of the Series A Preferred shares.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three months ended October 31, 2009 and 2008.

                       Increase (I)
Item                  or Decrease (D)  Reason
----                  ---------------  ------

Oil and gas sales            D         Sale of Company's Kentucky oil and gas
                                       properties, sale of Ainsworth #1-33 well, and decrease in production.

Lease operating expense      I         Proceedings before the Oklahoma
                                       Corporation Commission regarding
                                       decreasing well spacing in areas close to Company's wells.

General and administrative   D         Decrease in legal fees, accounting fees
 Expense                               and contract services.

Depreciation, depletion      D         For the nine months ended October 31,
and amortization                       2009, sale of  Company's  Kentucky  oil
                                       and gas properties and sale of Ainsworth
                                       #1-33 well.

      Material changes of certain items in the Company's Statement of Operations for the nine months ended October 31, 2009 and 2008.

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

General and administrative   I         Expense associated with shares issued for
     Expense                           consulting services

Depreciation, depletion      D         For the nine months ended October 31,
and amortization                       2009, sale of Company's Kentucky oil and
                                       gas properties and sale of Ainsworth
                                       #1-33 well.

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

CAPITAL RESOURCES AND LIQUIDITY

    The Company's material sources and (uses) of cash during the nine months ended October 31, 2009 and 2008 were:

                                                           2009         2008
                                                           ----         ----

      Cash used in operations                         $ (236,140)   $  (42,305)
      Acquisition and development of oil and
       gas properties                                   (765,322)     (663,442)
      Payments on note receivable                        950,000        87,980
      Sale of oil and gas properties                          --       590,400
      (Payments to) advances from related parties        (15,531)       21,000
      Other                                               (1,058)           --
      Cash supplied from cash on hand at beginning of
        nine month period                                 68,051         6,367

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

Contractual Obligations
-----------------------

      Except as shown in the following table, as of October 31, 2009, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of October 31, 2009 are as follows:

                       Total    2009      2010     2011     2012    Thereafter
                       -----    ----      ----     ----     ----    ----------

Office equipment
 leases             $  10,553  $1,581    $3,596   $2,688  $2,688         --
Drilling obligation $ 156,000      --        -- $156,000      --         --

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

      There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.

PART II -OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      In July 2009 the Company entered into two option agreements with Lex Dolton. The first option was exercised in July 2009. The second agreement provided the Company with the option to acquire a 50% working interest in oil and gas leases in Utah in exchange for the issuance of 2,000,000 shares of the Company's Series C preferred stock. Each Series C preferred share would be entitled to a quarterly dividend based on the amount received from the sale of oil or gas produced from any wells drilled on the leased acreage.

      In August 2009, the Company notified Dolton that it had elected to exercise the second option and was prepared to issue the Series C preferred stock pursuant to the agreement. Nevertheless, Dolton refused to assign the working interest to the Company.

      On November 16, 2009, as a result of Dolton's failure to assign the working interest pursuant to the second option agreement, the Company filed suit against Dolton in the District Court of Arapahoe County, Colorado. In its complaint, the Company seeks damages for breach of contract and a mandatory injunction requiring Dolton to assign the working interest.

      On October 20, 2009, Dolton filed suit against the Company in the Eighth Judicial District Court, Clark County, Nevada. In his complaint, Dolton alleges that the Company failed to connect a well to a gathering system within the time required pursuant to the first option agreement and that the Company falsely represented its financial condition to Dolton. Dolton seeks damages of at least $10,000 for breach of contract, breach of covenants of good faith and fair dealing, and fraud.

      The Company plans to file a motion to dismiss the suit based on the Nevada court's lack of jurisdiction.

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

      On July 29, 2009, the Company acquired an 85% working interest (73.835% net revenue interest) in an oil and gas well located in Uintah County, Utah for $40,000 in cash and 1,000,000 shares of its Series A Preferred stock. The Series A Preferred shares will collectively be entitled to a dividend, payable quarterly, based upon 10% of the Company's net profits derived from the sale of any oil or gas produced from the well. For purposes of the Series A shares, net profits is defined as 10% of the Company's share of the gross revenues derived from the sale of any oil or gas produced from the well, less the Company's share of all costs and expenses associated with drilling, completing, reworking or operating the well. The Series A Preferred shares do not have any voting rights except as provided by Delaware law.

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


                                      ENERGAS RESOURCES, INC.

Date:  December 9, 2009
                                      By:   /s/ George G. Shaw
                                           -----------------------------------
                                           George G. Shaw, Principal Executive,
                                             Financial and Accounting Officer