Form 10-Q
period 2010-04-30
ENERGAS RESOURCES INC
filed 2010-06-17
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                        --------------

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                          ---------------------------
               (Exact Name of Issuer as Specified in Its Charter)

          Delaware                                      73-1620724
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                            800 Northeast 63rd Street
                             Oklahoma City, OK 73105
           ---------------------------------------------------------
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
                     Yes ________         No        X
                                             --------------

         Class of Stock           No. Shares Outstanding             Date

            Common                    94,150,000                May 31, 2010

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       April 30,     January 31,
                                                         2010           2010
                                                         ----           ----
                                                     (Unaudited)
                              ASSETS

Current Assets
     Cash                                             $   42,165     $   18,647
     Restricted cash                                      25,741         25,637
     Accounts receivable                                  43,274         87,563
     Deposits                                             22,372         14,315
                                                      -----------    -----------

        Total Current Assets                             133,552        146,162
                                                      -----------    -----------
Property and Equipment
     Oil and gas properties, using full cost
     accounting
        Proved properties                              9,793,132      9,858,142
        Unproved properties                              251,352        251,352
                                                      -----------    -----------
                                                      10,044,484     10,109,494
        Less accumulated depreciation, depletion,
        and amortization, including impairment of
        $2,637,686 and $2,637,686                     (3,451,846)    (3,435,598)
                                                      -----------    -----------
                                                       6,592,638      6,673,896

     Other, net of accumulated depreciation of
     $42,827 and $41,651                                   9,174         10,351
                                                      -----------    -----------
                                                       6,601,812      6,684,247
                                                      -----------    -----------
Goodwill                                                 146,703        146,703
Property held for resale                                 350,000        350,000

Drilling receivable                                      156,000        156,000
                                                      -----------    -----------
Total Assets                                          $7,388,067     $7,483,112
                                                      ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses            $  589,534     $  550,457
     Due to related parties                               98,318         90,706
     Current portion of lease                              1,830          1,746
     Current asset retirement obligation                  54,431         54,682
                                                      -----------    -----------
        Total Current Liabilities                        744,113        697,591

Asset Retirement Obligation                               46,357        109,828
Long-term lease                                            3,483          3,973
Drilling commitment                                      156,000        156,000
                                                      -----------    -----------
        Total Liabilities                                949,953        967,392
                                                      -----------    -----------

Stockholders' Equity
     Preferred stock, $0.0001 par value, 20,000,000
     share authorized, 1,000,000 shares designated
     Series A, 1,000,000 shares issued and outstanding
     April 30, and January 31, 2010                          100            100

     Common stock, $.001 par value 100,000,000 shares
     authorized 94,150,144 shares issued and
     outstanding at April 30, and January 31, 2010        94,150         94,150

     Additional paid in capital                       26,572,530     26,572,530
     Retained (deficit)                              (20,228,666)   (20,151,060)
                                                      -----------    -----------
Total Stockholders' Equity                             6,438,114      6,515,720
                                                      -----------    -----------
Total Liabilities and Stockholders' Equity            $7,388,067     $7,483,112
                                                      ===========    ===========

 See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                         April 30,
                                                 --------------------------
                                                     2010          2009
                                                 -------------  -----------

  Revenue
      Oil and gas sales                          $    52,433    $    18,910
      Overhead and marketing revenue                   7,250         22,510
      Pipeline revenue                                 3,475          2,018
                                                 ------------   ------------
          Total Revenue                               63,158         43,438

  Operating Expenses
      Lease operating expense                         13,551         15,447
      Pipeline and gathering expense                     675            900
      General and administrative expense             108,727        199,424
      Depreciation, depletion and amortization        17,424          4,865
                                                 ------------   ------------
          Total Operating Expenses                   140,377        220,636
                                                 ------------   ------------
  Operating (Loss)                                   (77,219)      (177,198)
                                                 ------------   ------------
  Other (Expenses) Income
      Other income                                         -             61
      Interest income                                    103            144
      Interest expense                                  (490)          (336)
                                                 ------------   ------------
          Total Other (Expense)                         (387)          (131)
                                                 ------------   ------------

  Net (Loss) before Income Taxes                     (77,606)      (177,329)

  Provision for income taxes                               -              -
                                                 ------------   ------------
  Net (Loss)                                     $   (77,606)   $  (177,329)
                                                 ============   ============

  Net (Loss) per Share, Basic and Diluted        $     (0.00)   $     (0.00)
                                                 ============   ============
  Weighted average of number of shares
  outstanding                                     94,150,144     91,328,122
                                                 ============   ============


       See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                              April 30,
                                                     --------------------------
                                                         2010          2009
                                                     -------------  -----------

Cash Flows From Operating Activities
 Net (Loss)                                          $   (77,606)   $  (177,329)
 Adjustments to reconcile net loss to net
 cash used by operating activities
    Depreciation, depletion and amortization              17,424          4,865
    Common stock issued for services                           -         22,500
      (Increase) Decrease in
          Restricted cash                                   (104)          (144)
          Accounts receivable                             44,289        (12,256)
          Deposits                                        (6,445)             -
      Increase (Decrease) in
          Accounts payable and accrued expenses           39,077        147,073
          Drilling advances                                    -        (42,548)
          Asset retirement obligation                      1,517          5,762
                                                     ------------   ------------
      Net Cash Flows Provided (Used) By Operating
      Activities                                          18,152        (52,077)

Cash Flows From Investing Activities
     (Investment in) oil and gas properties                 (228)      (245,378)
     Investment in partnership                                 -       (330,509)
     Payments on note receivable                               -        950,000
                                                     ------------   ------------
   Net Cash Provided (Used) By Investing
     Activities                                             (228)       374,113

Cash Flows from Financing Activities
     Advances from (Repayments to) related parties
     and stockholders                                      6,000        (40,431)

     Payments on capital lease                              (406)          (336)
                                                     ------------   ------------
        Net Cash Provided (Used) By Financing
        Activities                                         5,594        (40,767)

Increase (Decrease) in Cash                               23,518        281,269

Cash at Beginning of Period                               18,647         76,076
                                                     ------------   ------------
Cash at End of Period                                $    42,165    $   357,345
                                                     ============   ============

Non-cash Transactions:
  Stock issued for consulting services               $         -    $    22,500
                                                     ============   ============
  Stock issued for engineering services              $         -    $    30,000
                                                     ============   ============
  Stock issued for purchase of gathering system      $         -    $    60,000
                                                     ============   ============

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2010 AND 2009

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of April 30, 2010, the Company had incurred losses for the three months ended April 30, 2010 and 2009 of $(77,606) and $(177,329), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2010 are not necessarily indicative of results that may be expected for the year ended January 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2010. The January 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.

Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AT Gas, Corp., and Pipeline. All significant inter-company items have been eliminated in consolidation.

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

Earnings per share - The Company follows accounting guidance for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three months ended April 30, 2010 and 2009, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

No options were granted, modified or settled during the three months ended April 30, 2010 and 2009, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 10, the Company awarded 750,000 shares of common stock to consultant and vendors during the three months ended April 30, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $68,500 during the three months ended April 30, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at April 30, 2010 and January 31, 2010.

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

New Accounting Pronouncements - In January 2010 the FASB issued amended accounting guidance improving disclosures about fair value measurements. The amended guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We are currently evaluating the impact on our financial statements of adopting the amended guidance and cannot estimate the impact of adoption at this time.

4.  RELATED PARTY

The Company's offices are occupied under a month to month lease requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the three months ended April 30, 2010 and 2009, the Company paid rent of $13,000 and $12,000, respectively, to the Company's President.

As of April 30, 2010 and 2009 the Company has advances from the Company's President of $98,318 and $0, respectively. These advances have no stated interest and are due on demand.

5. INCOME TAXES

As of April 30, 2010, the Company has approximately $14,659,000 of net operating losses expiring through 2030 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the

Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,864,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Effective February 1, 2007 the Company adopted accounting guidance which prescribes a more-likely-than-not threshold for financial statement recognition and measurement to a tax position taken or expected to be taken in a tax return. This guidance also pertains to derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for income taxes in interim periods and income tax disclosures.

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

6. EARNINGS PER SHARE

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended April 30, 2010 and 2009:

                                                        2010         2009
                                                     ------------ ------------
Basic (loss) per share computation
Numerator:
  Net loss                                           $  (77,606 ) $ (177,329 )
Denominator:
  Weighted average common shares outstanding          94,150,144   91,328,122
Basic (loss) per share                               $    (0.00 ) $    (0.00 )
Diluted (loss) per share
Numerator:
  Net loss                                           $  (77,606 ) $ (177,329 )
Denominator:
  Weighted average common shares outstanding          94,150,144   91,328,122
Diluted (loss) per share                             $    (0.00 ) $    (0.00 )

7. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                                     Three       Three
                                                     Months      Months
                                                     Ended       Ended
                                                     April       April
                                                     30, 2010    30, 2009
                                                     ----------- -----------
Asset retirement obligation beginning balance        $ 164,510   $ 111,417
  Liabilities incurred                                      --      14,055
  Revisions                                            (65,239)         --
  Accretion expense                                      1,517       5,762
                                                     ----------- -----------
  Asset retirement obligation ending balance           100,788     131,234
  Less current portion                                 (54,431 )   (23,691 )
                                                     ----------- -----------
  Asset retirement obligation, long-term             $  46,357   $ 107,543
                                                     =========== ===========

8.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:


                                               April 30,        January
                                                  2010          31,2010
                                              --------------  --------------
                                              --------------  --------------
Remaining lease payments                      $      6,719    $      7,391
Imputed interest                                    (1,406 )        (1,672 )
                                              --------------  --------------
                                              --------------  --------------
Copier lease balance                                 5,313    $      5,719
Less current portion                                (1,830 )        (1,746 )
                                              --------------  --------------
                                              --------------  --------------
Copier lease, long-term                       $      3,483    $      3,973
                                              ==============  ==============

Future principal payments over the next five years are as follows: 2011 - $1,340; 2012 - $2,108; 2013 - $1,865.

9.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of April 30, 2010 under non-cancellable leases is as follows: 2011 - $909.

10. STOCK-BASED COMPENSATION

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

11.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 53% of total natural gas and oil revenues for the three months ended April 30, 2010. Oil sales to one purchaser approximated 47% of total natural gas and oil revenues for the three months ended April 30, 2010.

12.  FINANCIAL INSTRUMENTS

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates market value.

The Company has no assets that the fair value of assets and liabilities are measured on a recurring basis at April 30, 2010.

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

14.  DRILLING COMMITMENT

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of

April 30, 2010 for a total accrued commitment of $156,000 as of April 30, 2010 and 2009.

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 17, 2010, the date which the Company's financial statements were issued, and has concluded that no material events, other than those disclosed elsewhere herein, have occurred subsequent to April 30, 2010 which need to be included in these financial statements.

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

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of April 30, 2010 this well was shut-in.

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

      The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of May 31, 2010 was shut in.

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

      On July 29, 2009, the Company acquired an 85% working interest (62.7598% net revenue interest) in an oil and gas well located in Uintah County, Utah for $40,000 in cash and 1,000,000 shares of its Series A Preferred stock. The Series A Preferred shares will collectively be entitled to a dividend, payable quarterly, based upon 10% of the Company's net profits derived from the sale of any oil or gas produced from the well. For purposes of the Series A shares, net profits is defined as 10% of the Company's share of the gross revenues derived from the sale of any oil or gas produced from the well, less the Company's share of all costs and expenses associated with drilling, completing, reworking or operating the well. The Series A Preferred shares do not have any voting rights except as provided by placeStateDelaware law.

      The well acquired in the transaction is presently shut-in. The Company estimates that it will spend approximately $355,000 in efforts to return the well to production.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three months ended April 30, 2010 and 2009.

                         Increase (I)
Item                   or Decrease (D) Reason
----                   --------------- ------

Oil and gas sales            I         Increases in production and prices

Overhead and marketing
    revenue                  D         The Company was the  operator,  of, and
                                       had a 23.75% working interest, in a well which was drilled during the three months ended April 30, 2009. As the operator, the Company received a fee from the other working interest owners for supervising the drilling of the well. The Company did not drill any wells during the three months ended April 30, 2010 and consequently did not receive any fees for drilling supervision.

General and administrative   D         Decrease in employees and legal and
    expense                             accounting fees

Depreciation, depletion      I         Increased production
    and amortization

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

CAPITAL RESOURCES AND LIQUIDITY

      The Company's material sources and (uses) of cash during the three months ended April 30, 2010 and 2009 were:
                                                               2010        2009

      Cash provided (used) in operations                   $  18,152   $(52,077)
      Acquisition and development of oil and
       gas properties                                           (228)  (575,887)
      Payments on note receivable                                 --    950,000
      Sale of oil and gas properties
      Advances from (payments to) related parties              6,000    (40,431)
      Other                                                     (406)      (336)

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

Contractual Obligations
-----------------------

      Except as shown in the following table, as of April 30, 2010, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of April 30, 2010 are as follows:

                             Total      2011       2012       2013    Thereafter
                             -----      ----       ----       ----    ----------

Office equipment leases   $   6,718    $2,687    $  2,687   $1,344         --
Drilling obligation       $ 156,000        --    $156,000       --         --

Significant and Critical Accounting Policies/New Accounting Pronouncements
--------------------------------------------------------------------------

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

      There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.

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


                                      ENERGAS RESOURCES, INC.

Date:  June 17, 2010
                                      By:  /s/ George G. Shaw
                                           -----------------------------------
                                           George G. Shaw, Principal Executive,
                                            Financial and Accounting Officer