Form 10-Q
period 2010-07-31
ENERGAS RESOURCES INC
filed 2010-09-14
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                        --------------

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

               Delaware                                73-1620724
  ----------------------------------        ---------------------------------
   (State or other jurisdiction of          (I.R.S. Employer or organization)
   incorporation Identification No.)

       800 Northeast 63rd Street
       Oklahoma City, OK                                  73105
    -------------------------------                     ---------
     (Address of Issuer's Principal                     (Zip Code)
      Executive Offices)


  Issuer's telephone number:     (405) 879-1752

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
         Yes [ ]  No [ ]

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

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                     Yes ________         No   ____X_____


         Class of Stock           No. Shares Outstanding             Date
         --------------           ----------------------             ----
            Common                     96,640,096               August 31, 2010

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 31,        January 31,
                                                     2010              2010
                                                     -----             -----
                                                  (Unaudited)
                                     ASSETS
Current Assets
   Cash                                      $       98,552  $       18,647
   Restricted cash                                   25,824          25,637
   Accounts receivable                               32,164          87,563
   Deposits                                          26,843          14,315
                                             --------------  --------------
     Total Current Assets                           183,383         146,162
                                             --------------  --------------
Property and Equipment
   Oil and gas properties, using full cost
     accounting
   Proved properties                              9,874,828       9,858,142
   Unproved properties                              251,352         251,352
                                             --------------  --------------
                                                 10,126,180      10,109,494

Less accumulated depreciation, depletion,
     and amortization, including impairment
     of $2,637,686 and $2,637,686                (3,464,385)     (3,435,598)
                                             --------------  --------------
                                                  6,661,795       6,673,896
   Other, net of accumulated depreciation of
     $44,004 and $41,651                              7,998          10,351
                                             --------------  --------------
                                                  6,669,793       6,684,247

Goodwill                                            146,703         146,703
Property held for resale                            350,000         350,000
Drilling receivable                                 156,000         156,000
                                             --------------  --------------
Total Assets                                 $    7,505,879  $    7,483,112
                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses     $      523,696  $      550,457
   Due to related parties                           115,127          90,706
   Drilling advances                                242,130               -
   Current portion of lease                           1,919           1,746
   Current asset retirement obligation               54,682          54,682
                                             --------------  --------------
     Total Current Liabilities                      937,554         697,591

Asset Retirement Obligation                          46,702         109,828
Long-term lease                                       2,968           3,973
Drilling commitment                                 156,000         156,000
                                             --------------  --------------
     Total Liabilities                            1,143,224         967,392
                                             --------------  --------------

Stockholders' Equity
Preferred stock, $0.0001 par value,
     20,000,000 share authorized,
     1,000,000 shares designated Series A,
     1,000,000 shares issued and
     outstanding July 31, and January 31,
     2010                                               100             100
Common stock, $.001 par value 100,000,000
     shares authorized 96,485,096 and
     94,150,144 shares issued and outstanding
     at July 31, and January 31, 2010,
     respectively                                    96,485          94,150
   Additional paid in capital                    26,623,979      26,572,530
   Retained (deficit)                           (20,357,909)    (20,151,060)
                                             --------------  --------------
Total Stockholders' Equity                        6,362,655       6,515,720
                                             --------------  --------------
Total Liabilities and Stockholders' Equity   $    7,505,879  $    7,483,112
                                             ==============  ==============



          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three months ended        Six Months Ended
                                          July 31,                 July 31,
                                     ------------------------------------------
                                     2010          2009        2010        2009
                                     ----          ----------------        ----

Revenue
   Oil and gas sales              $ 32,271    $  28,988    $  84,704  $  47,898
   Overhead and marketing revenue    7,608        5,131       14,858     27,641
   Pipeline revenue                  3,043        2,464        6,518      4,482
                                  --------    ---------    ---------  ----------
     Total Revenue
                                    42,922       36,583      106,080     80,021
Operating Expenses
   Lease operating expense           9,281       19,477       22,832     34,924
   Pipeline and gathering expense      675          675        1,350      1,575
   General and administrative
     expense                       148,106      150,133      256,833    349,557
   Depreciation, depletion and
     amortization                   13,715       26,300       31,139     31,165
                                  --------    ---------    ---------  ----------
     Total Operating Expenses      171,777      196,585      312,154    417,221
                                  --------    ---------    ---------  ----------
Operating (Loss)                  (128,855)    (160,002)    (206,074)  (337,200)
                                  --------    ---------    ---------  ----------

Other (Expenses) Income
   Other income                          -            -            -         61
   Interest income                      83          146          186        290
   Interest expense                   (471)        (319)        (961)      (655)
                                  --------    ---------    ---------  ----------
     Total Other (Expense)            (388)        (173)        (775)      (304)
                                  --------    ---------    ---------  ----------
Net (Loss) before Income Taxes    (129,243)    (160,175)    (206,849)  (337,504)

Provision for income taxes               -            -            -          -
                                  --------    ---------    ---------  ----------
Net (Loss)                       $(129,243)   $(160,175)    (206,849) $(337,504)
                                  ========    =========    =========  ==========
Net (Loss) per Share, Basic
    and Diluted                  $   (0.00)   $       -    $   (0.00) $   (0.00)
                                  ========    =========    =========  ==========
Weighted average of number of
shares outstanding              94,590,678    92,998,796   94,374,062 92,000,089
                                ==========    ==========   ========== ==========

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended
                                                         July 31,
                                                 ------------------------
                                                   2010            2009
                                                 ----------    ----------

Cash Flows From Operating Activities
   Net (Loss)                                   (206,849)       (337,504)
   Adjustments to reconcile net loss to
    net cash used by operating activities

     Depreciation, depletion and amortization     31,139          31,165
     Accretion                                     2,113          11,524
     Common stock issued for services             10,000          52,500
     (Increase) Decrease in
       Restricted cash                              (187)           (290)
       Accounts receivable                        55,399         (24,079)
       Deposits                                   (9,515)         (7,500)
     Increase (Decrease) in
       Accounts payable and accrued expenses     (26,761)        191,558
       Drilling advances                         242,130        (126,263)
                                               ----------       ---------
     Net Cash Flows Provided (Used) By
       Operating Activities                       97,469        (208,889)

Cash Flows From Investing Activities
   (Investment in) oil and gas properties        (81,924)       (745,260)
   Payments on note receivable                         -         950,000
                                               ----------       ---------
     Net Cash Provided (Used) By Investing
       Activities                                (81,924)        204,740

Cash Flows from Financing Activities
   Advances from related
      parties and stockholders                    70,692         (28,027)
   Repayments to related parties and
      stockholders                                (5,500)         68,458
   Payments on capital lease                        (832)           (688)
                                               ----------       ---------
     Net Cash Provided (Used) By
       Financing Activities                       64,360         (41,119)

Increase (Decrease) in Cash                       79,905         (45,268)
Cash at Beginning of Period                       18,647          76,076
                                               ----------       ---------
Cash at End of Period                          $  98,552        $ 30,808
                                               ==========       =========

Supplement Information:

  Common stock issued for consulting services  $   10,000       $  22,500
                                               ==========       =========
  Conversion of related party debt for
     common stock                              $   43,784       $       -
                                               ==========       =========
  Common stock issued for engineering
     services                                  $        -       $  30,000
                                               ==========       =========
  Common Stock issued for purchase of
     gathering system                          $        -       $  60,000
                                               ==========       =========
  Preferred Stock issued for oil and gas
     properties                                $        -       $7,124,185
                                               ==========       ==========

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

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

2.    GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of July 31, 2010, the Company had incurred losses for the six months ended July 31, 2010 and 2009 of $(206,849) and $(337,504), respectively. The Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2010 are not necessarily indicative of results that may be expected for the year ended January 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2010. The January 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.

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

The oil industry is subject, by its nature, to environmental hazards and cleanup costs for which we carry liability insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes us vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on the pricing structure established by the Securities Exchange Commission. Price declines reduce the estimated proved reserves and increase annual amortization expense (which is based on proved reserves).

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

Earnings per share - The Company follows accounting guidance for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and six months ended July 31, 2010 and 2009, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

No options were granted, modified or settled during the three and six months ended July 31, 2010 and 2009, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 8, the Company awarded 250,000 shares of common stock to consultants and vendors during the three and six months ended July 31, 2010. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $10,000 during the three and six months ended July 31, 2010.

As discussed further in Note 8, the Company awarded 750,000 shares of common stock to consultants and vendors during the six months ended July 31, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $52,500 during the three months ended July 31, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. Management reviews the estimated recoverability of trade receivables and reduces their amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at July 31, 2010 and January 31, 2010.

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

4.    RELATED PARTY

The Company's offices are occupied under a month to month lease requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the six months ended July 31, 2010 and 2009, the Company paid rent of $24,000 and $24,000, respectively, to the Company's President.

As of July 31, 2010 and January 31, 2010 the Company has advances from the Company's Officers and stockholders of $115,127 and $90,706, respectively. These advances have no stated interest and are due on demand.

5.    INCOME TAXES

As of July 31, 2010, the Company has approximately $14,787,000 of net operating losses expiring through 2030 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,915,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Effective February 1, 2007 the Company adopted accounting guidance which prescribes a more-likely-than-not threshold for financial statement recognition and measurement to a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for income taxes in interim periods and income tax disclosures.

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

6.    EARNINGS PER SHARE

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended July 31, 2010 and 2009:

                                                       2010             2009
                                                       ----             ----
Basic (loss) per share computation
     Numerator:
     Net loss                                      $  (129,243)    $  (160,175)
  Denominator:
     Weighted average common shares outstanding     94,590,678      92,998,796
  Basic (loss) per share                           $     (0.00)    $     (0.00)
  Diluted (loss) per share
  Numerator:
     Net loss                                      $  (129,243)    $  (160,175)
  Denominator:
     Weighted average common shares outstanding     94,590,678      92,998,796
  Diluted (loss) per share                         $     (0.00)    $     (0.00)

      The following reconciles the components of the EPS computation for the six months ended July 31, 2010 and 2009:

                                                       2010             2009
                                                       ----             ----
Basic (loss) per share computation Numerator:
     Net loss                                      $  (206,849)    $  (337,504)
  Denominator:
     Weighted average common shares outstanding     94,374,062      92,000,089
  Basic (loss) per share                           $     (0.00)    $     (0.00)
  Diluted (loss) per share
  Numerator:
     Net loss                                      $  (206,849)    $  (337,504)
  Denominator:
     Weighted average common shares outstanding     94,374,062      92,000,089
  Diluted (loss) per share                         $     (0.00)    $     (0.00)


7.    ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                          Six Months Ended  Six Months Ended
                                           July 31, 2010     July 31, 2009
                                          ----------------  ----------------

Asset retirement obligation beginning
    balance                                   $  164,510     $   111,417
  Liabilities incurred                                --          14,055
  Revisions                                      (65,239)             --
  Accretion expense                                2,113          11,524
                                              -----------    ------------
  Asset retirement obligation ending balance     101,384         136,996
  Less current portion                           (54,682)        (23,691)
                                              -----------    ------------
  Asset retirement obligation, long-term      $   46,702     $   113,305
                                              ===========    ============

8.    CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                        July 31, 2010      January 31, 2010
Remaining lease payments                     $6,047              $7,391
Imputed interest                             (1,160)             (1,672)
                                          ----------           ---------
Copier lease balance                          4,887              $5,719
Less current portion                         (1,919)             (1,746)
                                          ----------           ---------
Copier lease, long-term                   $   2,968            $  3,973
                                          ==========           =========

Future principal payments over the next five years are as follows: 2011 - $914; 2012 - $2,108; 2013 - $1,865.

9.    OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through June 2013. All leases are warranted with full maintenance.

The minimum annual rental commitment as of July 31, 2010 under non-cancellable leases is as follows: 2011 - $977, 2012 - $1,953, 2013 - $1,953 and 2014 - $814.

10.   STOCK-BASED COMPENSATION

On July 19, 2010 the Company issued 250,000 shares of common stock valued at $10,000, based on the quoted closing price on that date of $0.04 per share, for services from consultants and vendors.

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

11.         MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 63% and 53% of total natural gas and oil revenues for the three and six months ended July 31, 2010, respectively. Oil sales to one purchaser approximated 37% and 47% of total natural gas and oil revenues for the three and six months ended July 31, 2010.

12.   FINANCIAL INSTRUMENTS

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates market value.

The Company has no assets that the fair value of assets and liabilities are measured on a recurring basis at July 31, 2010.

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

14.   DRILLING COMMITMENT

On November 24, 2008, the Company, acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of July 31, 2010 for a total accrued commitment of $156,000 as of July 31, 2010 and 2009.

15.   SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 14, 2010, the date on which the Company's financial statements were issued, and has concluded that no material events, other than those disclosed elsewhere herein, have occurred that need to be included in these financial statements.

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

     The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of August 31, 2010 was shut in.

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

     In July, 2010 the Company began drilling a well on the Lake Devore Prospect in eastern Colorado. The well, which was drilled to a depth of 5200 feet, was plugged and abandoned in August 2010. The Company's share of the costs of drilling the well was approximately $140,000.

RESULTS OF OPERATIONS

     Material changes of certain items in the Company's Statement of Operations for the three ended July 31, 2010.

                         Increase (I)
Item                   or Decrease (D) Reason

Oil and gas sales            I         Increases in prices for oil and gas.

Depreciation, depletion      D         Decrease in production and
   and amortization                    impairment of oil and gas properties
                                       during fiscal year 2009.

Material changes of certain items in the Company's Statement of Operations for the six months ended July 31, 2010.

                         Increase (I)
Item                   or Decrease (D) Reason

Oil and gas sales            I         Increases in production and prices

Overhead and marketing
    revenue                  D         The  Company was the  operator,  of, and
                                       had a 23.75% working interest, in a well which was drilled during the three months ended April 30, 2009. As the operator, the Company received a fee from the other working interest owners for supervising the drilling of the well. The Company did not drill any wells during the six months ended
                                       July 31, 2010 and consequently did not receive any fees for drilling supervision.

General and administrative   D         Decrease in employees and legal and
    expense.                           accounting fees.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's material sources and (uses) of cash during the six months ended July 31, 2010 were:
                                                           2010         2009
                                                           ----         ----
      Cash provided (used) in operations                  $97,469   $(208,889)
      Acquisition and development of oil and
        gas properties                                    (81,924)   (745,260)
      Payments received with respect to note receivable        --     950,000
      Advances from (payments to) related parties          65,192     (40,431)
      Other                                                  (832)       (668)
      Cash on hand at beginning of period                       -      45,268

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

Contractual Obligations

     Except as shown in the following table, as of July 31, 2010, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of July 31, 2010 are as follows:

                              Total    2011      2012     2013     Thereafter
                              -----    ----      ----     ----     ----------

Office equipment leases      $8,783  $1,890    $4,061   $2,018            814
Drilling obligation        $156,000      --  $156,000       --             --

Significant and Critical Accounting Policies/New Account Pronouncements

      See Note 3 to the financial statements included as part of this report.

ITEM 4.    CONTROLS AND PROCEDURES

     George G. Shaw, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Energas' disclosure controls and procedures were effective.

     There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.


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


                                      ENERGAS RESOURCES, INC.

Date:  September 14, 2010
                                      By: /s/ George G. Shaw
                                          -----------------------------------
                                          George G. Shaw, Principal Executive,
                                               Financial and Accounting Officer