Form 10-Q
period 2010-10-31
ENERGAS RESOURCES INC
filed 2010-12-20
CIK 1029402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ________________

                         Commission File Number: 0-33259

                             ENERGAS RESOURCES, INC.
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

          Delaware                                         73-1620724
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation  or organization)                      Identification No.)


                            800 Northeast 63rd Street
                             Oklahoma City, OK 73105
                    ---------------------------------------
                (Address of Issuer's Principal Executive Offices

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

         Class of Stock           No. Shares Outstanding           Date
         --------------           ----------------------     -----------------
            Common                    96,485,096              December 15, 2010

                             ENERGAS RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    October 31,     January 31,
                                                       2010            2010
                                                    ----------      ----------
                                                    (Unaudited)
                        ASSETS
Current Assets
   Cash                                          $    15,482       $    18,647
   Restricted cash                                    25,908            25,637
   Accounts receivable                                27,826            87,563
   Deposits                                           43,423            14,315
                                                 -----------       -----------
      Total Current Assets                           112,639           146,162
                                                 -----------       -----------

Property and Equipment
 Oil and gas properties, using full cost
   accounting
     Proved properties                             2,773,706         9,858,142
     Unproved properties                             251,352           251,352
     Pipelines and gathering systems                       -                 -
                                                 -----------       -----------
                                                   3,025,058        10,109,494
  Less accumulated depreciation, depletion,
    and amortization, including impairment of
    $1,505,656 and $2,637,686                     (2,291,194)       (3,435,598)
                                                 -----------       -----------
                                                     733,864         6,673,896
 Other, net of accumulated depreciation of
    $45,180 and $41,651                                6,821            10,351
                                                 -----------       -----------
                                                     740,685         6,684,247

 Goodwill                                            146,703           146,703
 Property held for resale                          6,325,797           350,000
 Drilling receivable                                 156,000           156,000
                                                 -----------       -----------
 Total Assets                                   $  7,481,824       $ 7,483,112
                                                ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses          $     584,545       $   550,457
   Due to related parties                            142,396            90,706
   Drilling advances                                 174,375                 -
   Current portion of lease                            2,011             1,746
   Current asset retirement obligation                54,682            54,682
                                                 -----------       -----------
      Total Current Liabilities                      958,009           697,591

Asset Retirement Obligation                           78,141           109,828
Long-term lease                                        2,430             3,973
Drilling commitment                                  156,000           156,000
                                                 -----------       -----------
      Total Liabilities                            1,194,580           967,392
                                                 -----------       -----------
Stockholders' Equity
 Preferred stock, $0.0001 par value, 20,000,000
   share authorized, 1,000,000 shares designated
   Series A, 1,000,000 shares issued and
   outstanding October 31, and January 31, 2010          100               100

Common stock, $.001 par value 100,000,000
   shares authorized 96,485,096 and 94,150,144
   shares issued and outstanding at October 31,
   and January 31, 2010, respectively                 96,640            94,150
   Additional paid in capital                     26,628,784        26,572,530
   Retained (deficit)                            (20,438,280)      (20,151,060)
                                                 -----------       -----------
Total Stockholders' Equity                         6,287,244         6,515,720
                                                 -----------       -----------
Total Liabilities and Stockholders' Equity     $   7,481,824       $ 7,483,112
                                               =============       ===========

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                    Three months ended        Nine Months Ended
                                       October 31,               October 31,
                                  -----------------------   -----------------------
                                     2010        2009          2010         2009
                                  -----------  ----------   -----------  ----------
Revenue
   Oil and gas sales             $    46,289   $   28,141   $   130,993   $  76,039
   Overhead and marketing revenue      8,374        5,212        23,232      32,853
   Pipeline revenue                    3,796        2,468        10,314       6,950
                                 -----------   ----------   -----------   ---------

      Total Revenue                   58,459       35,821       164,539     115,842

Operating Expenses
   Lease operating expense            10,065       18,757        32,897      53,681
   Pipeline and gathering expense        675          675         2,025       2,250
   General and administrative
     expense                         108,789      133,639       365,622     483,196
   Depreciation, depletion and
     amortization                     18,875       10,477        50,014      41,642
      Total Operating Expenses       138,404      163,548       450,558     580,769
                                 -----------   ----------   -----------   ---------
  Operating (Loss)                   (79,945)    (127,727)     (286,019)   (464,927)
                                 -----------   ----------   -----------   ---------

Other (Expenses) income
   Other income                            -            -             -          61
   Interest income                        84          148           270         438
   Interest expense                     (510)        (399)       (1,471)     (1,054)
   Gain on sale of assets                  -            -             -           -
                                 -----------   ----------   -----------   ---------
       Total Other (Expense)            (426)        (251)       (1,201)       (555)
                                 -----------   ----------   -----------   ---------
Net (Loss) before Income Taxes       (80,371)    (127,978)     (287,220)   (465,482)

Provision for income taxes                 -            -             -           -
                                 -----------   ----------   -----------   ---------

Net (Loss)                      $    (80,371)  $ (127,978)  $  (287,220)  $(465,482)
                                ============   ==========   ===========   =========

 Net (Loss) per Share,
   Basic and Diluted            $      (0.00)  $    (0.00)  $     (0.00)  $   (0.01)

 Weighted average number of
    shares outstanding            96,485,096   94,443,840    95,085,473  92,219,156
                                ============   ==========   ===========  ==========

          See notes to the condensed consolidated financial statements.

                            ENERGAS RESOURCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                         Nine Months Ended
                                                            October 31,
                                                 ------------------------------
                                                     2010            2009
                                                   -------          ------
Cash Flows From Operating Activities
 Net (Loss)                                      $ (287,220)      $ (465,482)
 Adjustments to reconcile net loss to net
  cash used by operating activities
     Depreciation, depletion and amortization        50,014           41,642
     Common stock issued for services                14,960           52,500
     (Increase) Decrease in Restricted cash            (271)            (439)
     Accounts receivable                             59,737            5,524

     Deposits                                       (25,027)          (7,500)
     Increase (Decrease) in
     Accounts payable and accrued expenses           34,088          246,592
     Asset retirement obligations                    (6,052)          17,286
     Drilling advances                              174,375         (126,263)
                                                 ----------       ----------
       Net Cash Flows Used By Operating
         Activities                                  14,604         (236,140)

Cash Flows From Investing Activities
   Proceeds from sale of oil and gas properties      31,239                -
   (Investment in) oil and gas properties          (139,123)        (765,322)
   Payments on note receivable                            -          950,000
                                                 ----------       ----------
       Net Cash Provided By Investing
         Activities                                (107,884)         184,678

Cash Flows from Financing Activities
   Advances from related parties and
      stockholders                                   96,893                -
   Repayments to related parties and
      stockholders                                   (5,500)         (15,531)
   Payments on capital lease                         (1,278)          (1,058)
                                                 ----------       ----------
       Net Cash Provided By (Used By) Financing
         Activities                                  90,115          (16,589)

Increase (Decrease) in Cash                          (3,165)         (68,051)
Cash at Beginning of Period                          18,647           76,076
                                                 ----------       ----------
Cash at End of Period                            $   15,482       $    8,025
                                                 ==========       ==========

Supplemental Information:
   Non-Cash Transactions:
     Common stock issued for consulting services $   14,960       $   22,500
                                                 ==========       ==========
     Conversion of related party debt for
       common stock                              $   43,784       $        -
                                                 ==========       ==========
     Common stock issued for engineering
       services                                  $        -       $   30,000
                                                 ==========       ==========
     Common stock issued for purchase of
       gathering system                          $        -       $   60,000
                                                 ==========       ==========
     Preferred stock issued for oil and gas
       properties                                $        -       $7,124,185
                                                 ==========       ==========

          See notes to the condensed consolidated financial statements.

                             ENERGAS RESOURCES, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009

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

2.  GOING CONCERN

The Company is in the process of acquiring and developing petroleum and natural gas properties with adequate production and reserves to operate profitably. As of October 31, 2010, the Company had incurred losses for the nine months ended October 31, 2010 and 2009 of $(287,220) and $(465,482), respectively. The
Company's ability to continue as a going concern is dependent upon obtaining financing and achieving profitable levels of operations. The Company is currently seeking additional funds and additional mineral interests through private placements of equity and debt instruments. There can be no assurance that its efforts will be successful.

The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2010 are not necessarily indicative of results that may be expected for the year ended January 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2010. The January 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.

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

Accounts Receivable - Management periodically assesses the collectibility of the Company's accounts receivable and notes receivable. Accounts determined to be uncollectible are charged to operations when that determination is made. Earnings per share - The Company follows accounting guidance for computing and presenting earnings per share, which requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities, options or warrants were exercised or converted into common shares or resulted in the issuance of common shares that then share in the earnings of the entity. For the three and nine months ended October 31, 2010 and 2009, no options or warrants were considered common stock equivalents as their effect would be anti-dilutive.

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

No options were granted, modified or settled during the three and nine months ended October 31, 2010 and 2009, and there was no stock-based compensation expense included in net income for these periods subject to the option pricing considerations discussed above.

As discussed further in Note 11, the Company awarded 405,000 shares of common stock to consultants and vendors during the three and nine months ended October 31, 2010. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $4,960 and $14,960 during the three and nine months ended October 31, 2010, respectively.

As discussed further in Note 11, the Company awarded 750,000 shares of common stock to consultant and vendors during the nine months ended October 31, 2009. Using the quoted market price on the date of the grant, the Company has recognized stock based compensation of $68,500 during the nine months ended October 31, 2009.

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

Trade receivables consist of uncollateralized customer obligations due under normal trade terms. The note receivable results from oil and gas properties and a pipeline sold in a prior period. Management reviews the estimated recoverability of trade and notes receivable and reduces their earning amount by utilizing a valuation allowance that reflects management's best estimate of the amount that may not be recoverable. Management believes all trade receivables to be fully collectible at October 31, 2010 and January 31, 2010.

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

In October 2006, the Financial Accounting Standards Board (FASB) issued an interpretation of accounting guidance regarding accounting for uncertainty in income taxes. The interpretation is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

4.  RELATED PARTY

The Company's offices are occupied under a month to month lease requiring rental payments of $4,000 per month to George G. Shaw, the Company's President and owner of the building. During the nine months ended October 31, 2010 and 2009, the Company paid rent of $36,000 and $32,000, respectively, to the Company's President.

As of October 31, 2010 and January 31, 2010 the Company has advances from the Company's Officers and stockholders of $142,396 and $90,706, respectively. These advances have no stated interest and are due on demand.

5. PROPERTY HELD FOR RESALE

As of October 31, 2010 the Company has reclassified the 85% working interest in the Conoco Federal #22-1 well as available for sale due to management's intent to either sell the property or transfer the property back to a preferred stockholder. Depending on the structure of the transaction, this could result in unwinding the original transaction resulting in returning the Company's preferred stock plus cash consideration for the ownership interest in the property. The carrying amount of $5,975,797, which consists of the original purchase cost of $7,166,685 reduced by the associated impairment of $1,132,030 and accumulated depletion of $58,858, has been transferred from proved properties to property held for sale in the condensed consolidated financial statements.

The Company is also in negotiations to sell its Texas properties, which are now carried in property held for sale at $350,000.

6. INCOME TAXES

As of October 31, 2010, the Company has approximately $14,868,000 of net operating losses expiring through 2030 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. These net operating loss carry-forwards may result in future income tax benefits of approximately $5,947,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

7. EARNINGS PER SHARE

Accounting guidance requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

The following reconciles the components of the EPS computation for the three months ended October 31, 2010 and 2009:

                                                        2010           2009
                                                      ---------     ---------
Basic (loss) per share computation
Numerator:
  Net loss                                          $   (80,371)   $  (127,978)
Denominator:
  Weighted average common shares outstanding         96,485,096     94,443,840
Basic (loss) per share                              $     (0.00)  $      (0.00)
Diluted (loss) per share
Numerator:
  Net loss                                          $   (80,371)  $   (127,978
Denominator:
  Weighted average common shares outstanding         96,485,096     94,443,840
Diluted (loss) per share                            $     (0.00)  $      (0.00)

The following reconciles the components of the EPS computation for the nine months ended October 31, 2010 and 2009:

                                                        2010         2009
                                                     ------------ ------------
Basic (loss) per share computation
Numerator:
  Net loss                                          $  (287,220)  $   (465,482)
Denominator:
  Weighted average common shares outstanding         95,085,473     92,219,156
Basic (loss) per share                              $     (0.00)  $      (0.00)
Diluted (loss) per share
Numerator:
  Net loss                                          $  (287,220)  $   (465,482)
Denominator:
  Weighted average common shares outstanding         95,085,473     92,219,156
Diluted (loss) per share                            $     (0.00)  $      (0.00)

8. ASSET RETIREMENT OBLIGATION

The following table provides a roll forward of the asset retirement obligations:

                                                                 Nine months
                                            Nine months Ended       Ended
                                             October 31, 2010  October 31, 2009
                                            -----------------  ----------------
Asset  retirement   obligation  beginning
balance                                       $   164,510          $   111,417
  Liabilities incurred                             39,604               14,055
  Revisions                                       (77,068)                  --
  Accretion expense                                 5,777               17,286
                                              -----------          -----------

  Asset retirement obligation ending balance      132,823              142,758
  Less current portion                            (54,682)             (23,691)
                                              -----------          -----------
  Asset retirement obligation, long-term      $    78,141          $   119,067
                                              ===========          ===========

9.  CAPITAL LEASE

The Company has a lease on a copier through October, 2012. This lease has been classified as a capital lease as the lease term is more than 75% of the estimated economic life of the copier. The balances on the lease are as follows:

                                          October 31, 2010    January 31,2010
                                          ----------------    ----------------

Remaining lease payments                    $   5,375            $   7,391
Imputed interest                                 (934)              (1,672)
Z                                           ---------            ---------
Copier lease balance                            4,441            $   5,719
Less current portion                           (2,011)              (1,746)
Z                                           ---------            ---------
Copier lease, long-term                     $   2,430            $   3,973
                                            =========            =========

Future principal payments over the next five years are as follows: 2011 - $468; 2012 - $2,109; 2013 - $1,864.

10.  OPERATING LEASES

The Company has one operating lease for office equipment requiring payment through October 2012. All leases are warranted with full maintenance.

The minimum annual rental commitment as of October 31, 2010 under non-cancellable leases is as follows: 2011 - $488; 2012 - $1,953; 2013 - $1,953;
2014 - $814.

11. STOCK-BASED COMPENSATION

On August 20, 2010, the Company issued 155,000 shares of common stock valued at $4,960, based on the quoted closing price on that date of $0.032 per share, for services from consultants and vendors.

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

12.   MAJOR PURCHASERS

The Company's natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to one purchaser approximated 49% and 52% of total natural gas and oil revenues for the three and nine months ended October 31, 2010, respectively. Oil sales to one purchaser approximated 51% and 48% of total natural gas and oil revenues for the three and nine months ended October 31, 2010.

13.  FINANCIAL INSTRUMENTS

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates market value.

The Company has no assets that the fair value of assets and liabilities are measured on a recurring basis at October 31, 2010.

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

15.  DRILLING COMMITMENT

On November 24, 2008, Corp. acquired a working interest pursuant to a joint development agreement. The agreement requires the drilling of a total of five wells at a price of $39,000 per well. Four payments remain outstanding as of October 31, 2010 for a total accrued commitment of $156,000 as of October 31, 2010 and 2009.

16. Subsequent Event

The Company has entered into negotiations with a preferred stock shareholder regarding the Conoco Federal #22-1 and the potential redemption of preferred stock and cash consideration for the Company's ownership interest in the property. Negotiations are ongoing and no formal agreement has been reached as of this date.

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

      During the year ended January 31, 2009 the Company advanced $660,826 to a third party for drilling and completing a well in Niobrara County, Wyoming. As of December 15, 2010 this well was shut-in.

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

      The Company has drilled one well on the leases (the Maurice Snyder #1-141) which as of December 15, 2010 was shut in.

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

     The Company has reclassified its well in Utah from the full cost pool to Properties held for resale. The Company has entered into negotiations with a preferred stock shareholder regarding the potential redemption of preferred stock and cash consideration for the Company's ownership interest in the well. Negotiations are ongoing and no formal agreement has been reached as of this date.

      In July, 2010 the Company began drilling a well on the Lake Devore Prospect in eastern Colorado. The well, which was drilled to a depth of 5200 feet, was plugged and abandoned in August 2010. The Company's share of the costs of drilling the well was approximately $140,000.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the three and nine months ended October 31, 2010.

                       Increase (I)
Item                  or Decrease (D)  Reason

Oil and gas sales            I         Increases in production and prices

Lease operating expenses     D         Lease operating expenses decreased
                                       because of a decrease in operating
                                       expenses on the Wyoming wells as
                                       compared to prior year.
General and administrative   D         Decrease in employees and legal and
expenses                               accounting fees.

Depreciation, depletion      I         Depletion increased due to increases in
and amortization                       production and the addition of
                                       additional properties in the full cost
                                       pool as compared to prior year.

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

CAPITAL RESOURCES AND LIQUIDITY

      The Company's material sources and (uses) of cash during the nine months ended October 31, 2010 were:
                                                            2010        2009

      Cash provided (used) in operations                   $14,604   $(236,140)
      Proceeds from sale of oil and gas properties          31,239          --
      Acquisition and development of oil and gas
         properties                                       (139,123)   (765,322)
      Payments received with respect to note receivable         --     950,000
      Advances from related parties                         96,893          --
      Repayments to related parties                         (5,500)    (15,531)
      Capital lease payments                                (1,278)     (1,058)
      Cash on hand at beginning of period                    3,165      68,051

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

Contractual Obligations

      Except as shown in the following table, as of October 31, 2010, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

      Future payments due on the Company's contractual obligations as of October 31, 2010 are as follows:

                            Total      2011      2012     2013     Thereafter
                            -----      ----      ----     ----     ----------

Office equipment leases$     9,648    $ 956   $  4,061   $3,817         $814
Drilling obligation       $156,000       --   $156,000       --           --

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

      There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as discussed above.

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

     Dolton filed an answer to the Company's complaint, as well as a counterclaim against the Company alleging the Company made fraudulent representations to Dolton in connection with the two option agreements. In Company counsel's opinion, Dolton's counterclaims against the Company are without merit.


ITEM 6.    EXHIBITS

Exhibit
Number      Description of Exhibits

  31        Rule 13a-14(a) Certifications
  32        Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENERGAS RESOURCES, INC.

Date:  December 20, 2010
                                      By: /s/ George G. Shaw
                                          -------------------------------------
                                          George G. Shaw, Principal Executive,
                                             Financial and Accounting Officer